Form 10-K
period 2020-12-31
Poshmark, Inc.
filed 2021-03-23
CIK 1825480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39848

Poshmark, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	27-4827617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
203 Redwood Shores Parkway, 8th Floor Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 262-4771

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock of $0.0001 par value per share	POSH	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of February 28, 2021, the registrant had 11,114,719 shares of Class A common stock and 63,923,565 shares of Class B common stock, each with a par value of $0.0001 per share, outstanding.

Poshmark, Inc.
TABLE OF CONTENTS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our expectations regarding our revenue, expenses, profitability, and other operating results;
•	the growth rates of the markets in which we compete;
•	our ability to acquire new users and successfully engage new and existing users and convert them into Active Users, Active Buyers, and sellers;
•	the costs and effectiveness of our marketing efforts through paid advertising channels and otherwise, as well as our ability to promote our brand;
•	our ability to continue to collect meaningful data, improve our algorithms, and provide recommendations for our users;
•	our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•	our ability to effectively manage our growth, including offering new categories and any international expansion;
•	our ability to maintain our profitability;
•	our ability to maintain the security and availability of our software;
•	our ability to protect our intellectual property rights and avoid disputes in connection with the use of intellectual property rights of others;
•	our ability to protect our users’ information and comply with growing and evolving data privacy laws and regulations;
•	impact of the COVID-19 pandemic on our business and consumers;
•	future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements; and
•	our ability to compete effectively with existing competitors and new market entrants.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business.

Overview

Our mission is to put people at the heart of commerce, empowering everyone to thrive.

We are a social marketplace that combines the human connection of a physical shopping experience with the scale, reach, ease, and selection benefits of eCommerce. In doing so, we bring the power of community to buying and selling online. We created Poshmark in 2011 to make buying and selling simple, social, and fun. Pairing technology with the inherent human desire to socialize, our marketplace creates passion and personal connections among users. We dynamically curate our marketplace into lifestyle categories that our users love, including apparel, accessories, footwear, home, beauty, and pets. Powered by our proprietary technology, our social marketplace is purpose-built to enable simple transactions, seamless logistics, and an engaging experience at scale. As of December 31, 2020, we had 6.5 million Active Buyers.

We empower people to sell a few items or to become successful entrepreneurs by providing them with end-to-end seller tools. We refer to this as “making selling a superpower.” Our comprehensive infrastructure makes it easy for sellers, from casual consumers to professional sellers, brands, and retailers, to build their businesses with seamless listing, merchandising, promotion, pricing, and shipping. Sellers use content, inventory selection, and social interactions to monetize their listings. Our transparent fee structure aligns our success with the success of our sellers. Our fee is 20% of the final price for sales $15 and over, or a flat rate of $2.95 for sales under $15. We attract, engage, and retain sellers by creating a vibrant community where sellers can use their personal passion for economic empowerment. We do not own or manage inventory as all products are listed, managed, sold, and shipped by our sellers, utilizing our transaction tools that makes the selling process seamless and easy. This asset-light model creates scalability and favorable working capital dynamics.

Our social features make the discovery and purchase process simple and enticing for buyers, fostering high engagement and retention. We enable buyers to discover, connect, and curate their network and news feed with that of other users who share similar styles and personal preferences, creating a fun shopping experience. Our marketplace is vast, with sellers listing millions of secondhand and new items across multiple categories. We use data-driven personalization to customize each user’s feed to feature the most relevant listings and make it easy to quickly search for and find products of interest. Furthermore, sellers list a variety of items across all price points, with the added benefit of being able to negotiate offers directly with buyers seeking to optimize their budget, allowing sellers to manage their listings to achieve their individual objectives. Because our marketplace features a massive selection of secondhand items, buyers are also able to support their personal style while minimizing their environmental impact.

The scale of our community of users, buyers, and sellers creates network effects that drive growth in our social marketplace. We make it easy for buyers and sellers to build and deepen relationships through a variety of social mechanisms designed to foster social interactions, create community, and drive engagement. As users join our community, they interact with one another and build personal networks through likes, comments, shares, follows, offers, and purchases. This engagement attracts new sellers who, in turn, increase the breadth and depth on our marketplace, and ultimately attract more buyers. Buyers often convert to becoming sellers after experiencing the ease and value of selling on our marketplace. At any time, a user may be a buyer, a seller, or both. This high velocity flywheel of community engagement drives strong monetization potential and an attractive business model with efficient user acquisition dynamics.

Proprietary technology and data underpin our community, social marketplace, logistics, and payments. Our eCommerce technology allows seamless, secure transaction capabilities in a highly distributed network across millions of buyers and sellers, without having to touch or own physical inventory. We rely on data science to personalize every user’s feed while offering powerful, easy to use tools to drive seller success. The result is a unique ecosystem built for social commerce, which leverages social tools to humanize the online shopping experience and harnesses community engagement, while providing an integrated end-to-end system across the transaction cycle, from shopping to shipping.

Future of Online Shopping is Social

While eCommerce offers substantial improvements to buyers over in-person shopping, namely the unparalleled scale and diversity of brands, styles, and price points, the personalization element remains a challenge. The sheer scale of online inventory can often overwhelm potential customers. Despite some advances in personalization, the online buyer experience is still largely one-way and transactional.

In the offline shopping experience, product discovery is inherently social. Shoppers are seeking the same in the digital world and increasingly turn to one another for recommendations and validation online. Social technology platforms take a central role in facilitating personal, meaningful interactions at scale through photos and discovery-based content. In addition, consumers increasingly favor resale shopping, fueled by the desire for sustainable consumption and increased orientation towards value. From the seller perspective, people continue to find ways to pursue their passions with a digital “side-hustle” or as digital entrepreneurs. The growing demand for social shopping online creates a meaningful opportunity for sellers to expand their potential customer base from local to global, with the data-driven ability to reach, acquire, and retain buyers.

The Poshmark Solution

Poshmark makes buying and selling simple, social, and fun.

Benefits to Buyers

Social and fun. Our shopping experience flourishes because of authentic human connection. We enable our buyers to grow their personal networks on our marketplace, driving positive social feedback, long-term engagement, and repeat purchases. Our community builds relationships through a variety of social actions and encourages sellers to style and promote each other’s items. Through Likes, Posh Parties, conversations, styling “Bundles,” and negotiations, we have brought the benefits of the real-world shopping experience online.

Simple and personalized. Our marketplace makes shopping and buying easy and accessible. Users access our marketplace on numerous devices, with a simple payment and shipping process and a consistent buying experience across the platform. Buyers can benefit from personalized experiences with sellers who understand their individual style, sizing, and fit. Our sellers offer a vast assortment of items and we offer the data-driven ability to sift through all of it and personalize the experience for each user. Sellers often send personal, handwritten notes to buyers along with their item, while buyers often write digital “love notes,” commenting on the purchase or seller experience.

Value shopping with breadth and depth. Our marketplace allows buyers to optimize the best value for them. Sellers offer a vast assortment of secondhand and new items at value price points enabling shoppers to easily find and purchase any style, including everyday items as well as hard-to-find items.

Win-win for environment and enduring style. Shopping on our marketplace allows members of our community to support their commitment to environmental sustainability across multiple products and brands that fit their personal style. We believe this trend will grow, in particular as the next generation of consumers age and have growing disposable income.

Benefits to Sellers

Easy and simple to rotate a closet or build and grow a business. End-to-end tools make selling a superpower through robust listing, fulfillment, and customer support capabilities. Underpinned by our proprietary technology, our millions of sellers can easily list their inventory in real time and connect with buyers. We offer an integrated stack for running a full-scale online shop from a mobile phone, supported by end-to-end marketplace tools for order fulfillment. The simplicity of this selling experience makes it possible for anyone to engage with buyers and sell on our marketplace, whether it is individuals cleaning out their closets, professional sellers building their own brands, local boutiques expanding online, merchants engaging other merchants, or brands and retailers building their online social store presence.

Ability to build a personal brand and loyal customers. Sellers use their personal passion to feature content, select and style inventory, and engage in social interactions to monetize their listings and drive the growth of their businesses. Sellers can create a personal brand and ongoing relationships with buyers on our marketplace, and this social feedback helps keep sellers engaged. This is a powerful feature of our marketplace and has enabled entrepreneurial sellers to launch their businesses and build their own brands quickly and cost effectively, while empowering brands and retailers to deepen their interaction and engagement with our loyal customer base.

Built-in demand based on community scale and engagement. As our business has grown, we have invested in new technology and capabilities to allow our sellers to reach and engage with more users and buyers. We market and enable sellers to market their items through social tools so that sellers do not need to spend money on marketing to drive traffic to their listings.

Transparent business model and pricing. Our business model is simple. We make money when our sellers make money on our marketplace. We charge a transparent fee based on the final sale price of an item: 20% of the final price for sales $15 and over, or a flat rate of $2.95 for sales under $15. There are no other fees that the seller pays to sell on our marketplace.

Our Competitive Strengths

We believe that we have a number of competitive advantages that will enable us to maintain and expand our position as a leading social marketplace, including:

•

Diverse, highly engaged, and loyal community built on genuine human connection. Our community is diverse and spans age and geography in the United States, Canada and Australia. Our users live in big cities and small towns and engage with each other across geographies to discover, list, buy, and sell items across all price points.

•

Vast, curated social marketplace. By making it easy for anyone to sell, our marketplace can offer a vast and diverse collection of resale and new items. Our sellers offer a wide variety of items and provide a uniquely curated, constantly refreshed selection that they share with our community. Our algorithms personalize each user’s feed to feature the most relevant listings. Buyers can also quickly and easily search for specific items or categories. The dynamic nature of the product listings on our marketplace and the freshness of the curated assortments by our sellers further increase engagement on our marketplace.

•

End-to-end social marketplace services provide a seamless buying and selling experience. Our end-to-end solutions are designed to connect buyers with sellers, promote listings, enable easy shipping, and grow sales. We provide buyers with the ability to meaningfully engage with sellers via socially curated content, video sharing capabilities, personal styling, and price negotiation. We also offer comprehensive marketplace services that make it seamless for sellers to grow their businesses on our marketplace. New listing creation, a simple and transparent fee structure, marketing and merchandising support, shipping management, sales reporting, and order management tools provide important value to our sellers, particularly those who seek to grow a successful small business on our marketplace.

•

Proprietary technology and data platform designed to enable social interactions and transactions at scale. We have built our proprietary technology and data platform from the ground up and designed it to enable social interactions and transactions at scale, across iOS, Android, and on the web. We have built a complex social graph that helps power each user’s experience on our marketplace. Additionally, our technology allows for real-time updates, with the Poshmark feed refreshing in real time throughout the day with the new products, social updates, and recent deals.

•

Supports sustainability. We believe that our marketplace can be a force for social good and drive more sustainable consumption. Consumers, in particular younger generations, are increasingly focused on sustainability. We deliver on this desire for sustainability by promoting resale, while also helping consumers to make and save money and fuel small business entrepreneurship.

•

Visionary, founder-driven management team with complementary strengths. Poshmark is a social marketplace built on love and community. Since day one, this has been the vision of our founders and management team and remains the core tenant of our brand. Furthermore, we prioritize diversity of experience, thought, and background throughout our entire team, to ensure a breadth of complementary skill sets.

Our Growth Strategy

Community is the engine of our business, and our main priority is ensuring that this community continues to grow and transact. Our community provides both the supply and the demand on our social marketplace, which is critical to our success. We are therefore focused on expanding the community and fostering the best environment possible for a seamless and enjoyable shopping experience. We focus on the following elements of our strategy to drive our growth:

•

Grow our community of Active Users. New users bring incremental social engagement, listings, and transactions to all users, which leads to a virtuous cycle—the more Active Users on our platform, the more powerful the network effect. Not only are we focused on growing the community in number, but also in diversity which directly feeds into the breadth of products and social interactions offered on our marketplace.

•

Add new product categories. We organize all of the products on our marketplace into distinct, shoppable categories. Women’s was our first category, followed by our launch of Men’s and Kid’s in 2016. Plus and Petite Sizes were added in 2018 and 2019, respectively. In 2019, we added the Home category, in 2020, we added the Beauty and Toys categories, and in 2021, we added the Pets category. We anticipate adding new categories to expand our product offering and continue to serve demand from our diverse community.

•

Drive innovation to increase engagement and enhance the marketplace. There is a strong correlation between the overall level of engagement on our platform and the frequency of transactions. As a result, we are focused on increasing engagement on our marketplace by adding new discovery elements and continuing to make social interaction with other users simple, useful, and fun. We plan to continue to innovate to increase engagement and make selling easier on our marketplace.

•

Expand internationally. The more people we can reach, the greater the benefit to our users. We have designed our global infrastructure to serve a multitude of countries with minimal local support. We believe our marketplace can be successful in additional geographies outside of the United States and Canada, and we plan to strategically expand globally in the future. In 2021, we expanded our operations to Australia.

•

Offer high impact enterprise seller services. Sellers are drawn to our social marketplace because we empower them to succeed. The more we invest in our marketplace, the more we enable our sellers to grow and scale their businesses efficiently, reaching a vast and diverse user base. We intend to enhance our enterprise selling services and continue to attract professional sellers, brands, and retailers to participate on our social marketplace.

The Poshmark Social Marketplace

Our User Experience—Driving Engagement Through Social Interactions

We believe that commerce on our marketplace is fundamentally driven by the engagement of our community. To harness this engagement, we have built a set of tools and features that are designed to drive broad user reach, while enabling our users to interact and engage with each other in meaningful ways throughout our platform.

Key social features on our app include:

•	Share. Sharing a listing is a way to feature an item to a broad audience within the community. Users can share their own listings and those of other Poshmark users, spreading engagement exponentially.

•

Like. A user is able to like any listing in our marketplace. When a user likes an item, the seller is notified of their interest and the like is archived so that the user can review or revisit the item at any point in time.

•	Follow. Users can follow each other in our marketplace to expand their presence and network.

•	Comment. Users can leave comments for sellers on their listings. This enables sellers to promptly respond to customer inquiries, which builds community engagement and drives conversion.

•

Offer. Offers are a common way for buyers and sellers to negotiate the purchase price of an item and are a critical tool for price discovery. Both buyers and sellers have the ability to make an offer and it is a core engagement mechanism to draw users back to our marketplace.

•	Posh Parties. Posh Parties are time and category-focused virtual events for our community, organized by Poshmark, where curated and relevant listings are shared.

Our Seller Services—Making Selling a Superpower

We believe that anyone can become a successful seller on our marketplace. We have built a broad set of tools that make selling simple and seamless, because we think selling should be a superpower. These tools harness the massive reach and engagement of our community and support selling end-to-end, from the listing process and marketing to fulfillment and customer support.

End-to-end marketing and selling features for sellers include:

Storefront Services: Our seller services help professionalize all sellers with their own unique storefronts.

•

Listing. Sellers can list items for sale in a quick, simple, and free process that only takes a few minutes. Sellers upload images of an item and can include listing information around size, color, condition, brand, and pricing. The listing is broadcasted to all of the seller’s followers and can be connected directly to other social platforms and search engines, increasing user reach and engagement.

•	Pricing. Sellers control the pricing of their listings and manage buyer negotiations. Sellers have the option to offer dynamic pricing or targeted discounts.

•	Wholesale. We provide sellers the opportunity to purchase inventory in bulk for sale in their stores via Posh Wholesale.

Social Marketing Services: Sellers can engage with users and promote their listings through our Social Marketing Services. These services add a deeply personal element to the online shopping experience, leveraging social actions to deepen engagement and ultimately drive transactions.

•	Posh Stories. Posh Stories enable sellers to showcase and sell their listings in short videos and photos that disappear in 48 hours.

•	Bundles. Sellers can create a storewide seller discount to entice buyers to buy more than one item.

•	Drops Soon. Sellers can pre-market items with Drops Soon, a tool that allows sellers to list items that are not yet available for purchase.

•	Reposh. With the Reposh feature, sellers have a simple, one-click way to resell items bought on our marketplace.

Logistics and Payment Services: We provide a full range of logistics and payment support services, including shipping, payment, and authentication to ensure that both buying and selling are seamless.

•

Shipping. Through Posh Post, sellers have an easy and fast shipping solution to fulfill a transaction. Buyers pay a flat fee to ship any item with the United States Postal Service, or the USPS, up to five pounds, regardless of size, price, or location. Sellers receive a pre-paid, pre-populated shipping label directly from Poshmark when an item is sold to facilitate shipping.

•

Payment. We provide users with transaction processing, offering buyers a variety of payment methods, including credit card and Posh Credits, and providing sellers with payment remittance as quickly as 2-3 days.

•

Authentication. We facilitate trust on our marketplace through features such as Posh Protect, where buyers can request refunds if an item is not as described, and Posh Authenticate, a physical authentication service offered at no charge for each item sold at $500 or more.

Customer Support Services: We provide ongoing customer support through our Community Services team, whether it is before or after a transaction. Our support services include dispute management, credit services, post order communication, and overweight package management.

Heart and Hustle Community Fund: Our recently announced Heart and Hustle Community Fund is one way we will recognize Poshmark sellers who are looking to grow their businesses on our social marketplace.

Competition

We face competition for both our buyers and our sellers from a wide range of competitors, which include both online or offline retailers, such as large marketplaces, national retail chains, local consignment and vintage stores and other venues or marketplaces. These competitors include, but are not limited to, Amazon, eBay, Etsy, Facebook, Mercari, Shopify, T.J.Maxx, and Walmart. We believe that our competition falls into two categories:

•

Buying and Selling Merchandise. We compete for shopping market share across both new and resale merchandise. New merchandise consists of both items sold directly by manufacturers and retailers and examples of competitors include online and offline general retailers and specialty retailers. Resale merchandise consists of items that have been previously purchased and used and examples of competition include online and offline specialty retailers dedicated to resale merchandise, and informal, peer-to-peer venues for selling used items.

•

Discovery and Engagement. We also face competition from social media sites and commerce enablement companies that provide other outlets for engagement time spent. For instance, social media sites that are not specifically dedicated to commerce, as well as offline gatherings that are focused on shopping.

We believe that we are well-positioned to compete effectively based on the experience and tools that we provide to sellers and buyers, awareness of our brand, and the social nature of our marketplace.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain intellectual property protection for our brand and technology, defend and enforce our intellectual property rights, preserve the confidentiality of our trade secrets, operate our business without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties and prevent third parties from infringing, misappropriating or otherwise violating our intellectual property rights. We rely on a combination of patent, copyright and trade secret laws in the United States and other jurisdictions to protect our proprietary technology. We also rely on a number of international and domestic registered, pending and common law trademarks to protect our brand and, as of December 31, 2020, we own trademark registrations for “Poshmark” and the Poshmark logo in the United States and in certain foreign jurisdictions.

As of December 31, 2020, we own three issued patents in the United States, which are expected to expire as early as 2035, in each case assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. We additionally own two pending U.S. non-provisional patent applications. These pending U.S. patent applications, if issued, are expected to expire as early as 2038, in each case without taking into account any possible patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We seek to protect our proprietary information, in part, by entering into confidentiality and proprietary rights agreements with our employees and independent contractors. Our employees are also generally subject to invention assignment agreements. We cannot guarantee, however, that we have executed such agreements with all applicable counterparties, such agreements will not be breached, or that these agreements will afford us adequate protection of our intellectual property and proprietary rights. See “Risk Factors—Risks Related to Our Business and Operations.”

Human Capital

Employees

Our human capital resources objective is to build amazing teams and foster a culture that is anchored by our values of focusing on people, leading with love, growing together, and embracing our weirdness.

As of December 31, 2020, we had 558 full-time employees of which 179 were in research and development, 62 were in marketing, 254 were in operations and support, and 63 were in general and administrative. None of our employees are represented by a labor union.

Compensation & Benefits

 Our reward programs are designed to attract, motivate and retain great people who are passionate about our mission, drive our business forward, and create value for our stakeholders. We provide employees with competitive compensation packages that include base salary, short-term incentives and long-term incentives that are reviewed on an annual basis. Our comprehensive benefits package also includes medical, dental, vision, life and disability plans, as well as lifestyle benefits such as parental leave.

Employee Safety and Wellness

We are committed to promoting the health and wellbeing of our employees. As a result of the COVID-19 pandemic, we temporarily closed our corporate offices and transitioned the majority of our employees to remote work. To support the remote working environment, we implemented a program where employees have a monthly allowance that can be used to cover certain expenses related to health, wellness, and productivity. For our facilities that remain open, we have implemented safety standards based on guidance from public health authorities. For those who can work remotely, we will continue to offer work location flexibility throughout the 2021 year as the COVID-19 situation remains in flux. We will continue to monitor the evolving situation of COVID-19 and take all necessary precautions to ensure the health and safety of our employees, operations, and community.

Diversity and Inclusion

We are committed to building a diverse and inclusive workforce that is reflective of the community we serve. We strive to build a strong talent pipeline to create more opportunities for workplace diversity and support greater representation with our company. In 2020, we launched our Employee Resource Groups (ERG) program that empowers our employees to build internal communities, champion inclusion and belonging, and create development opportunities. We also developed more robust demographic data to measure progress in the hiring and development of underrepresented communities and historically marginalized groups.

Corporate and Available Information

We were incorporated in 2011 as GoshPosh, Inc., a Delaware corporation, and changed our name to Poshmark, Inc. in 2011. Our principal executive offices are located at 203 Redwood Shores Parkway, 8th Floor, Redwood City, California 94065, and our telephone number is (650) 262-4771. Our website is www.poshmark.com and our investor relations website is https://investors.poshmark.com.

We file or furnish electronically with the U.S. Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Such reports and other information filed or furnished by us with the SEC are available free of charge on our investor relations website as soon as reasonably practicable after we file or furnish them with the SEC. The SEC maintains a website at www.sec.gov that contains reports and other information regarding Poshmark and other companies that file electronically with the SEC. Information contained on or accessible through our websites is not incorporated into, and does not constitute part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

Summary of Risk Factors

You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We cannot assure you that the risk factors described below or elsewhere in our reports address all potential risks that we may face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be not material could materially and adversely affect our business, results of operations or financial condition. In such case, the trading price of our common stock could decline. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described in this section. The principal risk factors are:

•

Our continued growth depends on attracting new users and converting users into Active Buyers and Active Sellers. We must continue to encourage sellers to list items for sale and use our services. We must also encourage Active Buyers to return to our platform and frequently purchase items on our marketplace.

•

We only recently became profitable and have experienced net losses. We may not be able to sustain our profitability and our revenue growth rate may decline. We experienced net losses of $14.5 million and $48.7 million in the years ended December 31, 2018 and 2019, respectively. We achieved our first quarter of profitability for the three months ended June 30, 2020. We cannot assure you that we will maintain our profitability in future periods, and we may incur significant losses in future periods.

•

The COVID-19 pandemic has impacted, and will continue to impact, our business, results of operations, and financial condition. The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

•

Our advertising activity may fail to efficiently drive growth in users, buyers, and sellers, which may not yield increased revenue, and the efficacy of these activities will depend on a number of factors.

•	If we fail to manage growth effectively, our business, results of operations, and financial condition could be harmed.
•

We rely, in part, on Internet search engines and social networking sites to help drive traffic to our apps and website. If we fail to appear prominently in the search results or fail to drive traffic through paid advertising, our traffic would decline and our business, results of operations, and financial condition would be adversely affected.

•

If we fail to engage our users or innovate, improve and enhance our platform in a manner that responds to our users’ evolving needs, our business, results of operations, and financial condition may be adversely affected.

•	The vibrancy of our community and trustworthiness of our marketplace are important to our success. If we are unable to maintain them, our ability to attract, engage and retain users could suffer.
•

If sellers fail to provide a fulfilling experience to buyers, our reputation, business and the strength of our community could be harmed. If sellers fail to provide quality items that are consistent with current fashion trends or the likes of our community, our user growth, retention, and engagement may decline, and our reputation, business, and the strength of our community could be harmed.

•

Shipping is a critical part of our business. We currently rely on the United States Postal Service, or the USPS, for our U.S. business and any changes in our shipping arrangements with the USPS or any interruptions in shipping could adversely affect our results of operations. In addition, shipping costs are rising faster than the rate of inflation, which could have an adverse impact on our business, results of operations, and financial condition.

If we are unable to adequately address these and other risks we face, our business, results of operations, financial condition, and prospects may be adversely affected.

Risks Related to Our Business and Operations

We have a short operating history in an evolving industry. As a result, our past results may not be indicative of future operating performance.

We have a short operating history in a rapidly evolving industry that may not develop in a manner favorable to our business. Our relatively short operating history makes it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter.

Our future success will depend in large part upon our ability to, among other things:

•	cost-effectively acquire new users;
•	engage with our users and increase the number of Active Buyers and Active Sellers;
•	foster and grow the Poshmark community of users;
•	effectively manage our growth;
•	develop new features to enhance the experience of our users;
•	increase awareness of our brand;
•	successfully expand the offering of items on our marketplace and the market categories we serve;
•	adapt to rapidly evolving trends in the ways consumers interact with technology;
•	compete effectively;
•	hire, integrate, and retain talented people at all levels of our organization;
•	maintain effective relationships with third parties, such as the USPS, Amazon Web Services, or AWS, and Braintree Payment Solutions, a subsidiary of PayPal;
•	further develop our data analytics capabilities;
•	maintain the quality and security of our technology infrastructure; and
•	avoid interruptions in our business from information technology downtime and cybersecurity attacks and data breaches.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above and those described elsewhere in this “Risk Factors” section, our business and our results of operations will be adversely affected.

Our continued growth depends on attracting new users and converting users into Active Buyers and Active Sellers.

In order to increase revenue and to maintain profitability, we must attract new users and convert Active Users into Active Buyers and Active Sellers in a cost-effective manner. We must continue to encourage sellers to list items for sale and use our services. We must also encourage Active Buyers to return to our platform and frequently purchase items on our marketplace. To increase the number of users, we must appeal to, and engage with, individuals who have historically used other means to sell or purchase apparel, footwear, and accessories, such as traditional brick-and-mortar apparel retailers or the apps or websites of our competitors. We reach new users through paid marketing, referral programs, organic word-of-mouth, and other methods of discovery, such as mentions in the press or Internet search engine results. If existing users are dissatisfied with their experience on our platform or do not find our platform appealing, whether because of a negative experience, unfulfilling social interactions, lack of user-friendly features, declining interest in the nature of the goods listed on our marketplace, or other factors, they may list fewer items or stop listing items on our marketplace or make fewer purchases, and they may stop referring others to us. In addition, consumer shopping preferences may also change from time to time, and if users do not continue to list items on our marketplace that other users find appealing, our user base and user engagement may decline. Additionally, if we are not able to address user concerns regarding the safety and security of our platform, if we are unable to successfully prevent abusive or other hostile behavior on our platform, or if we fail to address the use of programs or other forms of automation to participate on our platform, the size of our user base and user engagement may also decline. For example, the use of such programs (commonly referred to as “bots”) to artificially inflate the popularity of users or their goods (including through liking, sharing, and following), or the perception that these programs are being used, could diminish the user experience on our platform. Although such programs are prohibited by our Terms of Service, or TOS, a small number of users have nonetheless made use of them in the past and may continue to do so in the future. Under these circumstances, we may have difficulty attracting and engaging users and converting them into Active Buyers or Active Sellers without incurring additional marketing expense.

Additionally, we anticipate that our growth rate will decline over time. To the extent that our growth rate slows, our business performance will become increasingly dependent on our ability to retain existing users, convert those existing users into Active Buyers and Active Sellers, and increase engagement of those Active Buyers and Active Sellers.

We only recently became profitable and have experienced net losses. We may not be able to sustain our profitability, and our revenue growth rate may decline.

We experienced net losses of $14.5 million and $48.7 million in the years ended December 31, 2018 and 2019, respectively. We achieved our first quarter of profitability for the three months ended June 30, 2020. We cannot assure you that we will maintain our profitability in future periods, and we may incur significant losses in future periods.

We cannot assure you that we will generate sufficient revenue to offset the cost of maintaining our platform and maintaining and growing our business in the future. We cannot assure you that our revenue will continue to grow or will not decline. Our revenue growth rate may decline in the future because of a variety of factors, including increased competition and the maturation of our business. You should not consider our historical revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses exceed our expectations, our financial performance will be adversely affected. We will need to generate and sustain increased revenue levels in future periods in order to maintain or increase our level of profitability.

Additionally, we also expect our costs to increase in future periods, which could negatively affect our future results of operations. We expect to continue to expend substantial financial and other resources on acquiring and retaining users, our technology infrastructure, research and development (including investments in our research and development team and the development of new features), expansion into new markets, marketing, and general administration (including expenses related to being a public company). These investments may not result in increased revenue or growth in our business. If we cannot successfully grow our revenue at a rate that exceeds the increases in costs associated with our business, we will not be able to maintain profitability or generate positive cash flow on a sustained basis.

The COVID-19 pandemic has impacted, and will continue to impact, our business, results of operations, and financial condition.

The impact of the ongoing COVID-19 pandemic is severe, widespread, and continues to evolve. The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

•	the duration and spread of the pandemic, including any additional resurgences;
•

governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic, including voluntary or government mandated business closures and shelter in-place guidelines;

•	the impact of the pandemic on national and global economic activity, unemployment levels, and capital and financial markets, including the possibility of a national or global recession;

•	potential shipping difficulties, including delays in sellers shipping products, as well as delays in delivery services;
•	the severity of travel restrictions imposed by geographic areas in which we operate;
•	other business disruptions that affect our workforce; and
•	actions taken throughout the world, including in markets in which we operate, to contain the COVID-19 pandemic or treat its impact.

The COVID-19 pandemic has resulted in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future. Such events have impacted, and could in the future impact, demand for products sold on our platform, which in turn could adversely affect our revenue and results of operations. Further, the preventative and protective measures currently in place, or which may be instituted or re-instituted in the future, such as quarantines, closures, and travel restrictions, have interfered with the ability of our sellers to deliver products to our buyers. If delivery services are delayed or shut-down, or if they are perceived as unreliable, our GMV and revenue could be negatively impacted in the future.

The COVID-19 pandemic has had a variety of impacts on our business to date. In the initial weeks of the pandemic in the United States, we experienced a significant decrease in GMV. In the month of March 2020, we had negative 13% year-over-year GMV growth which in turn impacted the year-over-year GMV growth for the quarter ended March 31, 2020, which was 9%. Subsequently, in the quarter ended June 30, 2020, the year-over-year GMV growth rebounded to 42% as buyer and seller activity resumed. However, such trends may not continue and could be reversed. In particular, to the extent that federal and state governmental aid programs initiated in connection with the pandemic are reduced or terminated, consumer discretionary spending would likely decrease, which would have a negative impact on our business. In addition, although the COVID-19 pandemic has accelerated the trend toward eCommerce, it has negatively affected demand for apparel and fashion as retail categories. Responses to the COVID-19 pandemic such as prolonged work-from-home policies, quarantines, closures, and travel restrictions could continue to depress demand for the products sold on our platform. Even if a virus or other disease does not spread significantly and such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business, results of operations, and financial condition.

In response to the COVID-19 pandemic, we have been required to temporarily close our corporate offices and the majority of our employees are currently working remotely, which impacts productivity and has otherwise disrupted our business operations, including by adding administrative complexity to our everyday human resources and employee technology functions. The remote working environment may also create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships, disrupt operations, increase costs and/or decrease net revenue, and expose us to claims from users, suppliers, financial institutions, regulators, payment card associations, employees and others, any of which could have a material adverse effect on our business, results of operations, and financial condition.

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, results of operations, and financial condition, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our advertising activity may not be effective, or may fail to efficiently drive growth in users, buyers, and sellers.

Our future growth and profitability depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations, and marketing programs, and we are investing heavily in these activities. These brand promotion activities may not yield increased revenue, and the efficacy of these activities will depend on a number of factors, including our ability to do the following:

•	determine the effective creative message and media mix for advertising, marketing, and promotional expenditures;
•	select the right markets, media, and specific media vehicles in which to advertise;

•	identify the most effective and efficient level of spending in each market, media, and specific media vehicle; and
•	effectively manage marketing costs, including creative and media expenses, to maintain acceptable user acquisition costs.

In response to the COVID-19 pandemic, we substantially reduced our advertising spend in 2020. While this reduction has not resulted in a commensurate reduction in revenue growth to date due to other factors related to the pandemic, you should not expect that a similar level of advertising spend in the future will be able to drive similar growth. We, therefore, plan to increase advertising spend in future periods to continue driving our growth. We also expect that the cost of advertising is likely to increase as we emerge from the pandemic and competition for advertising returns to normal levels. Additionally, increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels.

We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not generate sufficient levels of brand awareness or result in increased revenue. Even if our marketing and advertising expenses result in increased sales, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our seller and buyer base could be adversely affected, and our business, results of operations, financial condition, and brand could suffer.

If we fail to manage growth effectively, our business, results of operations, and financial condition could be harmed.

We have experienced, and may continue to experience, rapid growth in our headcount, business, and operations, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount grew from 343 full-time employees as of December 31, 2018 to 558 full-time employees as of December 31, 2020. In addition, our cumulative GMV grew at a 33% compound annual growth rate, or CAGR, from $807 million as of December 31, 2018 to $1.4 billion as of December 31, 2020.

We continue to increase the breadth and scope of our platform and our operations, and the growth we have experienced in our business places significant demands on our operational infrastructure. For example, our growth in 2017 put a significant strain on our Community Services team, which we believe led to a temporary decrease in user satisfaction.

The scalability and flexibility of our platform depends on the functionality of our technology and network infrastructure and its ability to handle increased traffic and demand. The growth in the number of users using our platform and the number of transactions processed through our platform has increased the amount of data and requests that we process. Any problems with the transmission of increased data and requests could result in harm to our brand or reputation. Moreover, as our business grows, we will need to devote additional resources to improving our operational infrastructure and continuing to enhance its scalability in order to maintain the performance of our platform. These efforts may require substantial financial expenditures, commitments of resources, developments of our processes, and other investments and innovations. Any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. These efforts may also involve hiring additional personnel, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in the future.

Furthermore, we believe that an important contributor to our success has been our corporate culture, which we believe fosters innovation, teamwork, passion for our users, and a focus on attractive designs and technologically advanced software. As we continue to grow, or acquire other companies, we must effectively integrate, develop, and motivate a growing number of new employees. As a result, we may find it difficult to maintain our corporate culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels, or execute on our business strategy.

If we fail to engage our users or innovate, improve, and enhance our platform in a manner that responds to our users’ evolving needs, our business, results of operations, and financial condition may be adversely affected.

The markets in which we compete are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. Our success has been based on our ability to identify and anticipate the needs of our users and design a platform that provides them with the tools they want and need to engage and transact. Our ability to attract new users, retain existing users, and increase engagement of both new and existing users will depend in large part on our ability to continue to innovate and enhance the functionality, performance, reliability, design, security, and scalability of our platform.

We may experience difficulties with software development that could delay or prevent the development, introduction, or implementation of new features and enhancements. We must also continually update, test, and enhance our software platform. The continual improvement and enhancement of our platform requires significant investment, and we may not have the resources to make such investment. To the extent we are not able to improve and enhance the functionality, performance, reliability, design, security, and scalability of our platform in a manner that responds to our users’ evolving needs, our business, results of operations, and financial condition will be adversely affected.

The vibrancy of our community and trustworthiness of our marketplace are important to our success. If we are unable to maintain them, our ability to attract, engage, and retain users could suffer.

The vibrancy of our community and trustworthiness of our marketplace are the cornerstones of our business. The social interactions on our platform contribute significantly to our ability to attract, engage, and retain users. Many things could undermine these cornerstones, such as:

•	declines in social activity on our platform or any negative sentiment or degradation in the nature of the social activity on our platform;
•	complaints or negative publicity about us, our marketplace, or our policies and guidelines, even if factually incorrect or based on isolated incidents;
•	an inability to gain the trust of prospective users;
•	actions of, or online behavior by, users that are perceived to be hostile or inappropriate by other users;
•	the use of programs or other forms of automation (such as “bots”) to participate on our platform;
•	issues associated with the quality and authenticity of items listed on our marketplace;
•

disruptions or defects on our marketplace, such as authenticity issues, privacy or data security breaches, site outages, payment disruptions, or other incidents that impact the reliability of our marketplace; and

•	the failure of our sellers to deliver the items sold in our marketplace in a timely manner or at all.

If we are unable to maintain a vibrant community and trustworthy marketplace, then our ability to attract, engage, and retain users could be impaired and our reputation, business, results of operations, and financial condition would be adversely affected.

Our user metrics and other estimates are subject to inherent challenges in measurement, and inaccuracies in those metrics could have an adverse impact on our business, results of operations, and financial condition.

We regularly review metrics, including our Active Users, Active Buyers, and Active Sellers, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our platform is used. Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies.

For example, there are individuals who have multiple accounts on our platform. A user is separately identified on our marketplace by a unique email address; a single person could have multiple accounts and can count as multiple distinct users. If a significant understatement or overstatement of Active Users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies.

Further, certain of the other information we collect from users, including users’ dates of birth, and other demographic information, are self-reported and may differ from our users’ actual ages or other demographics. The age and other demographic information we report may be inaccurate if our users provide us with incorrect or incomplete information regarding their age or other attributes, or choose not to report this information. If we discover material inaccuracies in our user demographic metrics, we may inefficiently allocate our marketing budget or resources, which could seriously harm our business.

If sellers fail to provide a fulfilling experience to buyers, our reputation, business, and the strength of our community could be harmed.

We are dependent on our sellers to provide the vast and diverse merchandise that is available on our marketplace. If sellers fail to provide quality items that are consistent with current fashion trends or the likes of our community, our user growth, retention, and engagement may decline, and our reputation, business, and the strength of our community could be harmed.

A small portion of users have complained to us about their experience with our marketplace. For example, buyers have reported to us in the past that they have not received the items that they purchased, that the items received were not as represented by a seller, or that a seller has not been responsive to their questions. Sellers from time to time disagree with us when we resolve a dispute in favor of a buyer. Negative publicity and user sentiment generated as a result of these types of complaints could reduce our ability to attract new users, retain our current users, or damage our reputation. A perception that our levels of responsiveness and member support are inadequate could have similar results. In some situations, we may choose to reimburse buyers for their purchases to help avoid harm to our reputation, but we may not be able to recover the funds we expend for those reimbursements.

We face significant competition and may be unsuccessful in competing against current and future competitors. If our competitors are more successful in offering compelling products or in attracting and retaining buyers and sellers than we are, our revenue and growth rates could decline.

The retail industry is intensely competitive. Online retail, including on mobile devices and tablets, is rapidly evolving and is subject to changing technology, shifting consumer preferences and tastes, and frequent introductions of new products and services. To be successful, we need to attract and retain both buyers and sellers, who have a variety of choices when it comes to shopping and selling, both online and offline. We face competition for both our buyers and our sellers from a wide range of competitors, which include both online or offline retailers, such as large marketplaces, national retail chains, local consignment, and vintage stores and other venues or marketplaces. These competitors include, but are not limited to, Amazon, eBay, Etsy, Facebook, Mercari, Shopify, T.J.Maxx, and Walmart. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult for sellers to match, or may be a reason buyers choose not to buy items on our marketplace.

We compete with retailers of new and used goods, including big box retailers, specialty retailers, direct-to-consumer retailers, discount chains, independent retail stores, the online offerings of these traditional retail competitors, resale players focused on multiple, niche or single categories, as well as technology-enabled marketplaces or platforms that may offer the same or similar goods and services that we offer. We also face competition from social media sites and commerce enablement companies. Additionally, large retailers seeking to establish an online presence in the fashion industry may be able to devote substantially more resources to attracting users and exert more leverage over the supply chain for products than we can. Larger competitors may also be better capitalized to opportunistically acquire, invest in, or partner with other domestic and international businesses. We believe that companies with a combination of technical expertise, brand recognition, financial resources, and eCommerce experience also pose a significant threat. In particular, if known incumbents in the eCommerce space choose to offer competing services, they may devote greater resources than we have available, have a more accelerated time frame for deployment, and leverage their existing user base and proprietary technologies to provide services or a user experience that consumers may view as superior.

Online retail companies and marketplaces, including emerging start-ups, may be able to innovate and provide products and services faster than we can. In addition, traditional brick-and-mortar based retailers offer consumers the ability to handle and examine products in person and offer a more convenient means of returning and exchanging purchased products. If our competitors are more successful in offering compelling products or in attracting and retaining buyers and sellers than we are, our revenue and growth rates could decline. If we are unable to compete for buyers and sellers successfully, or if competing successfully requires us to expend significant resources in response to our competitors’ actions, our business, results of operations, and financial condition could be adversely affected.

We derive all of our revenue from our marketplace. Failure of our marketplace to satisfy user demands or to achieve increased market acceptance could adversely affect our business, results of operations, and financial condition.

We derive and expect to continue to derive all of our revenue from transaction fees arising from sales by sellers to buyers on our marketplace. As such, the market acceptance of our marketplace is critical to our continued success. If we are unable to continue to meet user demands or to achieve more widespread market penetration of our marketplace, our business, results of operations, and financial condition will be adversely affected.

We launched Posh Remit in 2019, an automated service to collect sales tax for taxable items sold on our marketplace. This sales tax collection increased the costs our buyers pay for offerings on our marketplace and caused a negative impact on our GMV, and could adversely affect our business, results of operations, and financial condition.

On June 21, 2018, the U.S. Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state retailers even if those retailers lack any physical presence within the state. As a result of this decision, states have begun to enact marketplace collection laws that require marketplaces to collect sales tax on behalf of retailers. Based on these new laws, in April 2019, we implemented sales tax in 46 states that collect state or local sales tax, ahead of expected change in tax legislation. As a result, we saw a decrease in GMV growth, with the highest impact in higher-tax states. The sales tax adversely impacted the growth rate of our GMV and financial results in the quarter ended June 30, 2019 through the quarter ended March 31, 2020. We may also experience higher than historical growth for the next several quarters given the comparison to lower performing historical periods, and you should not assume that such growth will continue in future periods. The application of sales tax and other indirect taxes on cross-border sales by remote sellers is continuing to change and evolve. If one or more states increase their sales tax rates, or if we determine to collect sales tax in additional jurisdictions, including as a result of subsequent changes in marketplace collection laws, our platform could be less attractive to users, and we could experience further declines in GMV growth and in other key metrics. Posh Remit has created additional administrative burdens for us and put us at a competitive disadvantage with respect to our competitors that do not collect sales tax. In addition, the requirement to collect additional sales tax could result in liabilities related to improper or incorrect collecting and remitting of sales tax, and subject us to potential lawsuits or litigation related to such collection.

We may have to decrease our fees, which could adversely affect our results of operations.

We have limited experience with respect to determining the fee for sales on our platform, and we may need to change our pricing model from time to time. Currently, our fee is 20% of the final price for sales $15 and over, or a flat rate of $2.95 for sales under $15. In the future, we may be unable to attract new sellers or retain current sellers at these fee levels, as they may choose to sell their merchandise on other platforms with lower fees. Furthermore, pricing pressures and increased competition generally could result in having to decrease fees, which could cause reduced revenues, reduced margins, or losses, any of which would harm our business, results of operations, and financial condition.

Our expansion into new markets may be unsuccessful.

We intend to expand by entering into new markets. Our efforts to expand into new markets could fail for many reasons, including lack of acceptance of new offerings on our platform by existing or new users, our failure to promote the new markets effectively, or negative publicity about us or our new markets.

Expanding into new markets involves significant risk. For example, these initiatives may not drive increases in revenue, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do. Expanding into new categories may have a dilutive effect. It will require additional investment of time and resources of our management and personnel. If we are unable to cost-effectively expand into new markets, then our growth prospects and competitive position may be harmed and our business, results of operations, and financial condition may be adversely affected.

Our business depends on a strong and trusted brand, and we may not be able to maintain, protect, and enhance our brand and reputation.

We believe that maintaining our brand and reputation is critical to driving user engagement and attracting new users. Building our brand will depend largely on our sellers’ ability to continue to provide our users with a wide variety of high-quality merchandise, which they may not do successfully. User complaints or negative publicity about our platform, marketplace, merchandise, delivery times, or client support, especially on social media platforms, could harm our reputation and diminish the number of users that use our services.

Our brand depends in part on effective customer support, which requires significant personnel expense. Failure to manage or train our customer support representatives properly or inability to handle customer complaints effectively could adversely affect our brand, reputation, business, results of operations, and financial condition.

In addition, harm to our brand can arise from many other sources, including inadequate protection of sensitive information by us or our third-party partners, litigation and other claims, seller or buyer misconduct, and employee misconduct. If we do not successfully maintain a strong and trusted brand, our business, results of operations, and financial condition would be adversely affected.

If we are unable to successfully execute on our business strategy or if our strategy proves to be ineffective, our financial and business performance and growth could be adversely affected.

Our ability to execute on our strategy is dependent on a number of factors, including the ability of our senior management team and key leaders to execute the strategy, our ability to meet the changing needs of our sellers and buyers, and the ability of our employees to perform at a high level. If we are unable to execute on our strategy, if our strategy does not drive the growth that we anticipate, or if the public perception is that we are not executing on our strategy it could adversely affect our business, financial performance and growth.

Our security measures have in the past been, and may in the future be, compromised. Compromises of our data security could cause us to incur unexpected expenses and may adversely affect our reputation, business, results of operations, and financial condition.

In the ordinary course of our business, we and our third-party service providers collect, process, and store certain personal information and other data relating to individuals, such as our users and employees, including users’ names, email addresses, physical addresses, and transaction data. Our third-party service providers also store payment card information. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. There can be no assurance, however, that we or our vendors will not suffer a data compromise, that hackers or other unauthorized parties will not gain access to personal information or other data, including payment card data or confidential business information, or that any such data compromise or access will be discovered on a timely basis. We have experienced a data breach and other security incidents in the past and any future failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information could result in an additional data breach or security incident which could materially adversely affect our reputation, business, results of operations, and financial condition. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we and our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. For example, in 2017 we experienced an incident in which hackers targeted our systems and used stolen usernames and passwords obtained from data breaches of third parties to steal funds from our users, resulting in several thousand active accounts being compromised. In response to this incident, we implemented several changes, including engaging a third-party fraud vendor to monitor login events and requiring multi-factor authentication for key account changes, such as password changes, email, or redemption details. In addition, we reimbursed our users for any funds that were stolen; the aggregate amount of such reimbursements were not material. In addition, our employees, contractors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal or other confidential information or other data or may inadvertently release or compromise such data.

As we gain greater public visibility, we may face a higher risk of being targeted by cyber-attacks. Although we rely on a variety of security measures, including commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information, we cannot assure you that such measures will provide absolute security, particularly given the increasingly sophisticated tools and methods used by hackers and cyber terrorists.

We are also reliant on the security practices of our third-party service providers, which may be outside of our direct control. Additionally, some of our third-party service providers, such as payment processing providers, regularly have access to some confidential and sensitive user data. If these third parties fail to adhere to adequate security practices, or experience a breach of their networks, our users’ data may be improperly accessed, used, or disclosed.

Compromise of our data security, failure to prevent or mitigate the loss of personal or business information and delays in detecting or providing prompt notice of any such compromise or loss could disrupt our operations, damage our reputation, and subject us to litigation, government action, or other additional costs and liabilities that could adversely affect our business, results of operations, and financial condition. For example, in August 2019 we announced a security breach where data from our users was acquired by an unauthorized third party, resulting in several million accounts being compromised. The data acquired contained information such as username, first and last name, gender, city, email address, and size preferences. We took numerous preventive measures, including forcing password changes and if another breach was to occur again, we may have to take additional measures that could be more costly in the future.

We may be unable to establish, maintain, protect, and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of our technology.

Our intellectual property is an essential asset of our business. We rely on trademark, copyright, patent, trade secret, and domain-name-protection laws, in addition to confidentiality agreements and other practices to protect our brands, proprietary information, technologies, and processes.

Our most material trademark asset is the registered trademark “Poshmark.” Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “poshmark.com” internet domain name and various other related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names in the United States or in other jurisdictions in which we may ultimately operate, our brand recognition and reputation would suffer, we would incur significant rebranding expenses, and our results of operations could be adversely impacted. Our issued patents and those that may be issued in the future may not provide us with competitive advantages, may be of limited territorial reach, and may be held invalid or unenforceable if successfully challenged by third parties, and our patent applications may never be granted. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. Our limited patent protection may restrict our ability to protect our technologies and processes from competition.

We primarily rely on trade secret laws and confidentiality agreements with our employees, collaborators, contractors, advisors, consultants, and other third parties, and invention assignment agreements with our employees, to protect our technologies and processes, including the algorithms we use throughout our business. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties. We cannot guarantee that we have entered into such agreements with each party that has or may have had access to our trade secrets or proprietary information. Additionally, despite these efforts, no assurance can be given that the confidentiality agreements we enter into will be effective in controlling access to such proprietary information and trade secrets. The confidentiality agreements on which we rely to protect certain technologies may be breached, may not be adequate to protect our confidential information, trade secrets, and proprietary technologies, and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets, or proprietary technology. Further, these agreements do not prevent our competitors or others from independently developing the same or similar technologies and processes, which may allow them to provide a service similar or superior to ours, which could harm our competitive position.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay the introduction and implementation of new technologies, impair the functionality of our marketplace, result in our substituting inferior or more costly technologies into our software, or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully establish, maintain, protect, and enforce our intellectual property and proprietary rights, our business, results of operations, and financial condition could be adversely affected.

We may be subject to intellectual property claims, which are extremely costly to defend, could require us to pay significant damages, and could limit our ability to use certain technologies in the future.

Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive communications that claim we have infringed, misappropriated, or misused others’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Third parties may have intellectual property rights that cover significant aspects of our technologies or business methods and prevent us from expanding our offerings. Third parties may also allege a company is secondarily liable for intellectual property infringement, or that it is a joint infringer with another party. Any intellectual property claim against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. In addition, some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages, and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights in one or more jurisdictions where we do business. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could adversely affect our business, results of operations, and financial condition.

We may be subject to claims that items listed on our marketplace are counterfeit, infringing, or illegal which could be costly to defend and require us to pay damages.

Our success depends on our ability to accurately and cost-effectively determine whether an item offered through our marketplace is an authentic product. As the sophistication of counterfeiters increases, it may be increasingly difficult to identify counterfeit products. Additionally, we may be subject to allegations that a luxury item sold on our platform is not authentic despite our confirmed authentication of such item. Such controversy could negatively impact our reputation and brand and harm our business, results of operations, and financial condition.

When a luxury item with a value of $500 or greater is purchased on our marketplace, it is shipped directly to our headquarters for authentication. One of our trained employees on our authentication team then reviews the item for authenticity and either sends the item on to the buyer or refunds the purchase price to the buyer. If our employees fail to properly identify authentic goods or fail to identify counterfeit items, we could be subject to several risks including negative publicity and sentiment resulting from fraudulent or deceptive conduct by sellers as well as the threat of litigation from brands, including luxury brands, who believe counterfeit goods are being sold on our marketplace.

Our policies promote legal business practices, and our TOS permit us to take down a seller’s listing if we become aware of such illegal use. We do not proactively monitor or review the appropriateness of the content of our users’ activities, and we do not have control over users’ activities. The safeguards we have in place may not be sufficient for us to avoid litigation or liability, which could adversely affect our business, results of operations, and financial condition.

In addition, we periodically receive communications from brands claiming items sold on our marketplace violate third-party copyrights, trademarks, or other intellectual property rights. Our procedures may not effectively reduce or eliminate our liability. In particular, we may be subject to civil or criminal liability for activities carried out by sellers on our marketplace, especially outside the United States where laws may offer less protection for intermediaries and platforms than the United States. Under current U.S. copyright law and Section 230 of the Communications Decency Act, we may benefit from statutory safe harbor provisions that may help protect us from certain types of liability for content posted on our marketplace by sellers and buyers. However, trademark laws do not include similar statutory provisions, and liability for trademark infringement is often determined by court decisions. These safe harbors and court rulings may change unfavorably. In that event, we may be held secondarily liable for the intellectual property infringement of sellers on our marketplace.

Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. If a governmental authority determines that we have aided and abetted the infringement or sale of stolen, illegal, or counterfeit goods or if changes in the law result in us being liable for actions by sellers on our marketplace, we could face regulatory, civil, or criminal penalties. Successful claims by third-party rights owners could require us to pay substantial damages or reduce our ability to offer certain brands on our marketplace. These types of claims could force us to modify our business practices, which could lower our revenue, increase our costs, or make our marketplace less user-friendly.

Furthermore, while we strictly prohibit the sale of illegal items, sellers may try to sell stolen goods, impaired goods, replicas, or fakes, goods derived from threatened or extinct species, and misrepresented Native American or American Indian arts and crafts. Examples of products that may be interpreted as trading in or derived from threatened or extinct species include, but are not limited to, clothing, shoes, jewelry, fur, bags, accessories, rings, or bracelets containing parts or products from tigers, sharks, turtles, yaks, whales, dolphins, staghorn or elkhorn coral, rhinoceroses, boars, elephants, walruses, mammoths, or other endangered or extinct species. The public perception that stolen, illegal, or counterfeit or other unauthorized items are common on our marketplace, even if factually incorrect, could result in negative publicity and damage to our reputation.

Our procedures may not effectively reduce or eliminate our liability. Any of the foregoing could have an adverse effect on our business, results of operations, and financial condition.

Increased merchandise returns above current levels could harm our business.

We allow our customers to return products, subject to our return policy. If the rate of merchandise returns increases significantly or if merchandise return economics become less efficient, our business, financial condition and results of operations could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time, our products are damaged in transit, and any increase in the occurrence of such damages can increase return rates and harm our business.

Our software is highly complex, and if it contains serious errors or defects, we may lose revenue and market acceptance and may incur costs to defend or settle claims with our sellers and harm our reputation among users.

Software such as ours often contains errors, defects, security vulnerabilities, or software bugs that are difficult to detect and correct, particularly when first introduced or when new versions or enhancements are released. Despite internal testing, our software may contain serious errors or defects, security vulnerabilities, or software bugs that we may be unable to successfully correct in a timely manner or at all, which could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance, and damage to our reputation and brand, any of which could adversely affect our business, results of operations, and financial condition.

Since some of our sellers use our services for processes that are critical to their businesses, errors, defects, security vulnerabilities, service interruptions, or software bugs on our marketplace could result in losses. Further, buyers or sellers could share information about bad experiences on social media, which could result in damage to our reputation and could adversely affect our business, results of operations, and financial condition.

Some of our software and systems contain open source software, which may pose particular risks to our proprietary applications.

We utilize open source software in the applications we have developed to operate our business and will use open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses and is typically freely accessible, usable, and modifiable. Pursuant to such open source licenses, we may be subject to certain conditions, including requirements that we offer our proprietary software that incorporates the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software, and that we license such modifications or derivative works under the terms of the particular open source license. We may face claims from third parties claiming ownership of, or demanding the release or license of, the open source software or derivative works that we developed from such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, or cease offering the implicated software unless and until we can re-engineer it to avoid infringement. We also may be required to re-engineer products if the license terms for incorporated open source software change. The re-engineering process of some or all of our software could require significant additional research and development resources, and we may not be able to complete it successfully. In addition, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open source software. These risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, results of operations, and financial conditions.

If we fail to attract and retain key personnel, or effectively manage succession, our business, results of operations, and financial condition could be adversely affected.

Competition for key personnel is strong, especially in the San Francisco Bay Area where our headquarters are located, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in the future or that the compensation costs of doing so will not adversely affect our results of operations. If we are unable to retain, attract, and motivate talented employees with the appropriate skills at cost-effective compensation levels or if changes to our business adversely affect morale or retention, we may not achieve our objectives, and our business, results of operations, and financial condition could be adversely affected.

In addition, our failure to put in place adequate succession plans for senior and key management roles or the failure of key employees to successfully transition into new roles could have an adverse effect on our business and results of operations. The unexpected or abrupt loss of one or more of our key personnel or the failure to effectively transfer knowledge and effect smooth key personnel transitions could have an adverse effect on our business. In particular, our Chief Executive Officer, Mr. Chandra, has unique and valuable experience leading our company from its inception through today. If he were to depart or otherwise reduce his focus on our business, our business may be severely disrupted. We do not currently maintain key-person life insurance policies on any members of our senior management team or other key employees.

To attract and retain key personnel, we use equity incentives, among other measures. These measures may not be sufficient to attract and retain the personnel we require to operate our business effectively. Additionally, members of our senior management team and many of our employees hold stock options that are or will become exercisable for Class A common stock that will be tradeable following our initial public offering, which may adversely impact our ability to retain these employees. Further, the equity incentives we currently use to attract, retain, and motivate employees may not be as effective as in the past, particularly if the value of the underlying stock does not increase commensurate with expectations or consistent with our historical stock price growth. If we are unable to attract and retain high-quality management and operating personnel, our business, results of operations, and financial condition could be adversely affected.

We may incur significant losses from fraud.

We have in the past incurred and may in the future incur losses from various types of fraud, including stolen credit card numbers, account takeovers, claims that a user did not authorize a purchase, merchant fraud, and users who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. Although we have measures in place to attempt to detect and limit the occurrence of fraudulent and other illegal activity, those measures may not always be effective. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could potentially result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. Our failure to adequately prevent fraudulent transactions or follow payment card industry data security standards could damage our reputation, result in litigation or regulatory action, and lead to expenses that could substantially impact our business, results of operations, and financial condition.

Sellers may falsely describe or promote items or take portions of branded items and re-purpose them into other items like jewelry. Negative publicity and user sentiment resulting from fraudulent or deceptive conduct by users, or the sale of products derived from threatened or extinct species, or the perception that our levels of responsiveness and customer support are inadequate could reduce our ability to attract new users or retain existing users and damage our reputation.

In addition, even though our TOS provide that taking any part of a transaction off our platform is a violation of our rules, and even though we cannot protect such transactions or uphold such agreements, a small number of transactions is nonetheless conducted outside our platform between buyers and sellers who initially located each other on our platform. We do not receive any fees from those transactions, which results in fewer revenues to us, and any future increase in such off-platform transactions would likely lead to further decreases in our revenue.

Our results of operations are subject to seasonal and quarterly variations in our revenue and operating income. As a result, our quarterly results may fluctuate and could be below expectations, which could cause our stock price to decline.

Our business is seasonal, and we expect this seasonality to continue in the future. If we experience lower than expected revenue during any quarter that traditionally experiences seasonally high revenue, it may have a significant impact on our business, results of operations, and financial condition for that year. Any factors that harm quarterly results of operations, including unfavorable economic conditions, could have a disproportionate effect on our results of operations for our entire fiscal year.

Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our results of operations on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our results of operations include the following:

•	fluctuations due to the seasonality of our business described above;
•	our ability to attract users, and convert those users into buyers, and sellers;
•	our ability to retain our existing users at existing levels and expand their engagement on our platform;
•	the amount and timing of our costs, including operating expenses;
•	potential accelerations of prepaid expenses and deferred costs;
•	the timing and success of new services, features, and products we introduce;
•	our ability to effectively launch and manage new categories;
•	our ability to effectively launch and manage new markets;
•	promotional pricing by the brands that are resold on our platform, which could cause our sellers to need to lower their prices to sell items;
•	our ability to manage our existing business and future growth;
•	the success of our marketing efforts;
•	our success in executing on our strategy and the impact on any changes in our strategy;
•	the impact of competitive developments and our response to those developments;
•	adverse economic and market conditions, such as currency fluctuations;
•

disruptions or defects in our marketplace, such as privacy or data security breaches errors in our software, or other incidents that impact the availability, reliability, or performance of our platform;

•	the impact of the COVID-19 pandemic, or other global health pandemics;
•	the amount and timing of non-cash expenses, including stock-based compensation and other non-cash charges;
•	awareness of our brand; and
•	our ability to recruit and retain employees.

Fluctuations in our quarterly operating results and key metrics may cause such results to fall below our financial guidance, or the expectations of our analysts that may cause our stock to decline. These fluctuations could also cause a number of other problems. You should not rely on the results of one quarter as an indication of future performance.

We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Macroeconomic conditions may adversely affect our business. If general economic conditions further deteriorate in the United States, consumer discretionary spending may decline and demand for the items available on our marketplace may be reduced. This decline would cause sales on our marketplace to decline and adversely impact our business, results of operations, and financial condition. Our business, results of operations, and financial condition are also subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending, many of which are becoming increasingly present as a result of the COVID-19 pandemic and political instability, include high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, general uncertainty regarding the overall future political and economic environment, and recent large-scale social unrest across much of the United States. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms, and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty when disposable income is reduced or when there is a reduction in consumer confidence.

Even without changes in economic conditions, the demand for the items listed on our marketplace is dependent on consumer preferences. Consumer preferences can change quickly and may differ across generations and cultures. If demand for the items that sellers offer on our marketplace declines, our business would be harmed. Our growth prospects would also be hampered if the shift from brick-and-mortar retail to online and mobile commerce does not continue.

We may require additional capital to support business growth, and this capital might not be available, may not be available to us on acceptable terms, or may be available only by diluting existing stockholders.

We intend to continue making investments to support our business growth and may require additional funds to support this growth and respond to business challenges, including the need to develop our services, enhance our operating infrastructure, expand the markets in which we operate, and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, results of operations, and financial condition could be adversely affected. Our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, and therefore we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interest.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and the rules and regulations of the listing standards of the Nasdaq Global Select Market, or Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, deficiencies or weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations, and financial condition and could cause a decline in the price of our Class A common stock.

We plan to expand our operations abroad where we have no operating experience and will be subject to risks associated with operations abroad.

Expanding our platform into markets outside of the United States is an important part of our strategy. We launched Poshmark in Canada in 2019 and in Australia in 2021, and are considering launching in additional international geographies. We plan to enter international markets where we have no experience in marketing, selling, and deploying our platform. The nature of the items that sellers list on our marketplace may not appeal to non-U.S. users in the same way as they do to users in the United States. Also, visits to our marketplace from buyers outside the United States may not convert into sales as often as visits from within the United States, including due to the impact of the strong U.S. dollar relative to other currencies. Our success in markets outside the United States will be linked to our ability to attract local sellers and buyers to our platform. If we are not able to do so, our growth prospects could be harmed.

In addition, competition is likely to intensify in the international markets where we plan to expand our operations. Local companies based in markets outside the United States may have a substantial competitive advantage because of their greater understanding of, and focus on, those local markets. Some of our competitors may also be able to develop and grow in international markets more quickly than we will.

Expansion in markets outside of the United States also requires significant financial investment. These investments include marketing to attract and retain new users, contracting with localized delivery and payment services, forming relationships with third-party service providers, supporting operations in multiple countries, and potentially acquiring companies based outside the United States and integrating those companies with our operations.

In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•	political, social, and economic instability;
•	impact of global health pandemics, including the ongoing COVID-19 pandemic;
•

risks related to the compliance with different (and sometimes conflicting) legal and regulatory environments in foreign jurisdictions, including with respect to privacy, and unexpected changes in laws, regulatory requirements, and enforcement;

•	potential damage to our brand and reputation due to compliance with local laws, including requirements to provide user information to local authorities;
•	fluctuations in currency exchange rates;
•	higher levels of credit risk and payment fraud;
•	potentially heighted risk of fraudulent or other illegal transactions;
•	higher shipping costs;
•	complying with multiple tax jurisdictions;

•	managing and staffing operations over a broader geographic area with varying cultural norms and customs;
•	adapting our platform to local cultural norms and customs;
•

complying with a variety of foreign laws, including certain employment laws requiring national collective bargaining agreements that set minimum salaries, benefits, working conditions, and termination requirements;

•	reduced protection for intellectual-property rights in some countries;
•	difficulties in staffing and managing global operations and the increased travel, infrastructure, and compliance costs associated with multiple international locations;
•	regulations that might add difficulties in repatriating cash earned outside the United States and otherwise preventing us from freely moving cash;
•	import and export restrictions and changes in trade regulation;
•	complying with statutory equity requirements;
•	carrying levels of internet, e-commerce, and mobile technology adoption and infrastructure;
•	our ability to enforce contracts and intellectual property rights in jurisdictions outside the United States;
•	geopolitical events such as natural disasters, terrorism and acts of war;
•	complying with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions; and
•	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control.

Finally, operating in markets outside of the United States requires significant management attention. If we invest substantial time and resources to expand our operations outside of the United States and cannot manage these risks effectively, the costs of doing business in those markets may be prohibitive or our expenses may increase disproportionately to the revenue generated in those markets.

If we fail to deploy or manage our operations in international markets successfully, our business, results of operation, and financial condition may suffer.

If we are unable to make acquisitions and investments, or successfully integrate them into our business, our business, results of operations, or financial condition could be harmed.

As part of our business strategy, we may acquire other companies or businesses. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Acquisitions involve numerous risks, any of which could harm our business, results of operations, and financial condition, including:

•	difficulties in integrating the technologies, operations, existing contracts, and personnel of an acquired company;
•	difficulties in supporting and transitioning clients and suppliers, if any, of an acquired company;
•	diversion of financial and management resources from existing operations or alternative acquisition opportunities;
•	failure to realize the anticipated benefits or synergies of a transaction;
•

failure to identify all of the problems, liabilities, or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, revenue recognition, or other accounting practices, or employee or client issues;

•	risks of entering new markets in which we have limited or no experience;

•	potential loss of key employees and clients from either our current business or an acquired company’s business;
•	inability to generate sufficient revenue to offset acquisition costs;
•	additional costs or equity dilution associated with funding the acquisition; and
•	possible write-offs or impairment charges relating to acquired businesses.

Our operations could be significantly hindered by the occurrence of a natural disaster, terrorist attack, or other catastrophic event.

Our business operations are susceptible to outages due to earthquakes, fire, floods, power loss, hurricanes, tornadoes, and other adverse weather and climate conditions, public health crises such as the COVID-19 pandemic, political crises such as terrorist attacks, war and other political instability, social unrest, or other catastrophic events, telecommunications failures, and other events beyond our control. In addition, a substantial portion of our facilities, including our headquarters, are located in Northern California, an area susceptible to earthquakes and wildfires, and are thus vulnerable to damage. We do not carry earthquake insurance for earthquake-related losses. In addition, public health crises, such as the COVID-19 pandemic, acts of terrorism, and other geo-political unrest could cause disruptions in our business or the business of our buyers or sellers, or the economy as a whole. To the extent that such events disrupt our business or the business of our current or prospective users, or adversely impact our reputation, such events could adversely affect our business, results of operations, and financial condition.

We may not accurately forecast our results of operations or appropriately plan our expenses.

We base our current and future expense levels on our operating forecasts and estimates of future results. Operating results are difficult to forecast because they generally depend on the volume and timing of the activity of our users, which are uncertain. Additionally, our business is affected by general economic and business conditions around the world. A decrease in our revenue could be caused by changes in consumer preferences or a weakening in global economies and we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in revenue. This inability could cause our operating results in a given quarter to miss our expectations or those of securities analysts or investors. We also make certain assumptions when forecasting the amount of expense we expect related to our share based payments, which includes the expected volatility of our share price, the expected life of share options granted, and the expected rate of share option forfeitures. These assumptions are partly based on historical results. If actual results differ from our estimates, our business, results of operations, or financial condition may be harmed.

Risks Related to our Dependence on Third Parties

We rely, in part, on Internet search engines and social networking sites to help drive traffic to our apps and website. If our access to internet and mobile networks is impeded or we fail to appear prominently in the search results or fail to drive traffic through paid advertising, our traffic could decline and our business, results of operations, and financial condition would be adversely affected.

We depend in part on Internet search engines, such as Google, Bing, and Yahoo!, as well as social networking sites such as Facebook, Instagram, Snapchat, TikTok, and Pinterest, to drive traffic to our website. Our ability to maintain and increase the number of visitors directed to our website is not entirely within our control. Our competitors may increase their search engine optimization efforts and outbid us for placement on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings, or they could remove our paid listings altogether. For example, in January 2019, Google temporarily suspended our paid listings appearing on its search engine on account of the number of items for sale on our website that Google perceived to be replicas. We continue to take steps to identify listings that might be replicas; however, there can be no assurance that replicas or perceived replicas may still be listed from time to time. If Internet search engines modify their search algorithms in ways that are detrimental to us, remove our paid listings or if our competitors’ efforts are more successful than ours, overall growth in users could slow or the number of users using our platform could decline. Internet service providers may also choose to disrupt or degrade access to our platform or increase the cost of such access or mobile network operators or operating system providers could block or place onerous restrictions on the ability to download and use our mobile apps. Furthermore, mobile operating system and web browser providers, such as Apple and Google, have announced plans to limit the ability of advertisers to collect and use data to target and measure advertising. For example, Apple recently announced changes to iOS 14 that will require apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites. Such changes will reduce our ability to efficiently target and measure advertising and may make our advertising less effective. Any reduction in the number of users directed to our website through Internet search engines or social networking sites, or any impediment to our access to the internet or mobile networks could harm our business, results of operations, and financial condition.

Outside of the United States, it is possible that governments of one or more countries may seek to censor content available on our platform or may even attempt to block access to our platform. If we are restricted from operating in one or more countries, our ability to attract and retain sellers and buyers may be adversely affected and we may not be able to grow our business as we anticipate.

Shipping is a critical part of our business. We currently rely on the USPS for our U.S. business, and any changes in our shipping arrangements with the USPS or any interruptions in shipping could adversely affect our business results of operations, and financial condition. In addition, shipping costs are rising faster than the rate of inflation, which could have an adverse impact on our business, results of operations, and financial condition.

We currently rely on the USPS to enable sellers to easily ship the products they sell on our marketplace in the United States. The COVID-19 pandemic has impacted the USPS and caused delays, and the COVID-19 pandemic, and any future pandemic, epidemic, or similar outbreak, may disrupt the USPS’s ability to meet their obligations to us, which may negatively affect our operations. In addition, there has been recent news coverage about politicization of, and funding challenges at, the USPS, and reports of significant service delays. In addition, delays or interruptions in shipping may be caused by inclement weather, natural disasters, labor disputes, transportation disruptions, acts of war or terrorism, public health crises, labor unrest, government shut-downs, and similar factors. Delays in the shipping of items sold on our marketplace may result in the cancellation of a purchase by the buyer. If sellers do not deliver items sold in a timely manner, if items sold on our marketplace are damaged or lost during the delivery process, or if users perceive that there could be such delivery delays or failures, our users could become dissatisfied and cease using our services, which would adversely affect our business, results of operations, and financial condition.

Furthermore, in the event of an interruption in the USPS’s delivery capabilities, we may not be able to obtain an alternate delivery service without incurring material additional costs and substantial delays, which could adversely impact our revenue, gross margins, and results of operations. Our agreement with the USPS is scheduled to expire in March 2023. If we are not able to renew the agreement or if we are not able to renegotiate acceptable pricing and other terms with the USPS or they experience performance problems or other difficulties, it could negatively impact our business, results of operations, and financial condition and our users’ experience. Furthermore, the USPS may introduce improved scanning technology to measure the weight and dimensions of packages which may cause us to incur additional shipping costs for excess weight and oversized packages. In addition, shipping costs are rising faster than the rate of inflation in the economy in general, thereby making our products more expensive relative to other goods and services with cheaper or free shipping, which could lead to a reduction in the demand for items available on our marketplace. This would cause sales on our marketplace to decline and could adversely impact our business, results of operations, and financial condition.

We rely on AWS to host our mobile app and website and on third parties to process payments on our online marketplace. Any significant disruption in service provided by, or termination of our relationship with, AWS and such third parties could damage our reputation and result in loss of users, buyers, and sellers, which would harm our business, results of operations, and financial condition.

Our brand and ability to attract and retain buyers and sellers depends in part on the reliable performance of our network infrastructure and content delivery process. We have experienced, and expect that in the future we will experience interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints that could affect the availability of services on our platform and prevent or inhibit the ability of buyers to access our online marketplace or complete purchases on our apps and website. We currently host our platform and support our operations using AWS. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. The continuing and uninterrupted performance of our online marketplace is critical to our success. Volume of traffic and activity on our online marketplace spikes on certain days and during certain periods of the year and any interruption would be particularly problematic if it were to occur during a high volume time. In the event that our agreement with AWS is terminated, we may experience downtime for a short period or significant short-term costs in connection with the transfer to, or the addition of, new cloud infrastructure service providers, which could cause short-term harm to our business, financial condition, or results of operations.

We rely on third-party payment processors to process payments made by buyers on our marketplace. If our third-party payment processors terminate their relationships with us or refuse to renew their agreements with us on commercially reasonable terms, we would need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processors in an acceptable time frame. Further, the software and services provided by our third-party payment processors contain errors or vulnerabilities, be compromised, experience outages, or not meet our expectations. Any of these risks could cause us to lose our ability to accept online payments, make payments to sellers, or conduct other payment transactions, any of which could make our platform less convenient and attractive and adversely affect our ability to attract and retain buyers and sellers.

Risks Related to our Legal and Regulatory Environment

We store, process, and use data, some of which contains personal information. This subjects us to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business, results of operations, and financial conditions.

We collect and maintain significant amounts of personal information and other data relating to our users and employees. Numerous federal, state and international laws, rules, and regulations govern privacy and the collection, use, and protection of personal information and can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our compliance efforts fail. For example, in June 2018 the State of California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. In addition, California voters recently approved the California Privacy Rights Act, or CPRA. Among other changes, the CPRA would establish a dedicated privacy regulator in California, create a new category of “sensitive information” over which California residents have additional rights, and require businesses to implement data minimization principles. Future laws, regulations, standards, and other obligations, including those related to the CCPA, and changes in the interpretation of existing laws, regulations, standards, and other obligations could impair our ability to collect, use, or disclose information relating to consumers.

Laws, rules, and regulations concerning privacy, data protection, and data security evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices. For example, in addition to the developments in California, a number of other states are considering privacy legislation similar to the CCPA and/or other potential privacy laws. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States, the EU, and other jurisdictions. We cannot yet fully determine the impact that these or future laws, rules, and regulations may have on our business or operations. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal information, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters.

Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we may be or may become subject, may result in actions against us by governmental entities, private claims and litigations, fines, penalties, or other liabilities, or result in orders or consent decrees forcing us to modify our business practices. Any such action would be expensive to defend, would damage our reputation and adversely affect our business, results of operations, and financial condition.

Unfavorable changes or failure by us to comply with evolving internet and eCommerce regulations could substantially harm our business, results of operations, and financial condition.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and eCommerce. These regulations and laws may involve taxes, privacy and data security, consumer protection, the ability to collect and/or share necessary information that allows us to conduct business on the internet, payment processing, marketing communications and advertising, content protection, electronic contracts, or gift cards. Furthermore, the regulatory landscape impacting internet and eCommerce businesses is constantly evolving which could expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties. For example, California has proposed legislation that would expand product liability of defective products to an online platform even when the platform does not manufacture, sell, distribute, or take possession of the product. If this proposal were to pass, our legal liability could increase significantly. Any unfavorable changes in the regulatory or legal environment could have a material adverse impact to our business.

We may experience fluctuations in our tax obligations and effective tax rate, which could adversely affect our business, results of operations, and financial condition.

We are subject to taxes in every jurisdiction in which we operate. We record tax expense based on current tax liabilities and our estimates of future tax liabilities, which may include reserves for estimates of probable settlements of tax audits. At any one time, multiple tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. Fluctuations in our tax obligations and effective tax rate could adversely affect our business, results of operations, and financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had $18.1 million of federal and $4.6 million of state net operating loss carryforwards, or NOLs, available to reduce future taxable income, some of which will begin to expire in 2026 for state tax purposes and 2031 for federal  tax purposes. It is possible that we will not generate taxable income in time to use certain NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use net operating loss to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future, including as a result of transactions that are outside of our control.

The amount of NOLs arising in taxable years beginning after December 31, 2017 that we are permitted to deduct in a taxable year beginning after December 31, 2020 will be limited to 80% of our taxable income in each such year to which the NOLs are applied (where taxable income for such year is determined without regard to the NOL deduction itself). In addition, NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited (except that, under the Coronavirus Aid, Relief and Economic Security Act, federal NOLs generated in 2018, 2019 and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises).

Changes in tax law could adversely affect our financial condition and results of our operations.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes in U.S. tax laws or their interpretations (which may have retroactive application) could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. Furthermore, our implementation of new practices and processes designed to comply with changing tax laws and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations, and financial condition.

As we grow internationally, we may also be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, which could harm our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest, and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could harm our business, results of operations, and financial condition.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved, as well as regulatory matters, which could be expensive, time consuming, and limit our ability to operate our business.

We have in the past and may in the future become involved in private actions, collective actions, investigations, shareholder derivative lawsuits, and various other legal proceedings by users, employees, clothing brands, competitors, government agencies, or others. The results of any such litigation, investigations, and other legal proceedings are inherently time consuming, unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation and an unfavorable judgment, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, results of operations, and financial condition, as well as lead to reputational damage.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our Class B common stock has ten votes per share, and our Class A common stock have one vote per share. The holders of our Class B common stock, certain of whom are our founders, executive officers and directors, together hold approximately 98.3% of the voting power of our outstanding capital stock as of February 28, 2021.

Holders of our Class B common stock collectively control a majority of the combined voting power of our share capital even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock even if the shares of Class B common stock were to represent as little as 10% of the combined voting power of all outstanding shares of our Class A and Class B common stock. Therefore, holders of Class B common stock will likely be able to control substantially all matters submitted to our stockholders for approval until the ten-year anniversary of the closing of our initial public offering when the Class B common stock class sunsets and converts into Class A common stock, or such other date as described in our amended and restated certificate of incorporation that may cause the Class B common stock class to convert into Class A common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

Future transfers by holders of our Class B common stock will generally result in those shares converting into our Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of our Class B common stock into our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, Mr. Chandra retains a significant portion of his holdings of Class B common stock for an extended period of time, he could, in the future, control a majority of the combined voting power of our Class A and Class B common stock. As a board member, Mr. Chandra owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Chandra is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

We cannot predict the impact our dual class structure may have on our stock price.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new, and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual class structure, we will likely be excluded from certain of these indexes, and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.

We may take advantage of these provisions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting requirements. If we take advantage of any of these reduced reporting requirements in future filings, the information that we provide our stockholders may be different than the information you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We expect that the market price of our Class A common stock will fluctuate significantly, regardless of our operating performance.

The trading price of our Class A common stock is likely to be volatile and could fluctuate significantly regardless of our operating performance. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our quarterly and annual results of operations;
•	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•

failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings changes by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	changes in operating performance and stock market valuations of companies, particularly those in the technology, eCommerce or retail sectors;
•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole, or in our industry in particular;
•	changes in accounting standards, policies, guidelines, interpretations, or principles;
•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	developments or disputes concerning our intellectual property or our solutions, or third-party proprietary rights;
•	significant security breaches of, technical difficulties with, or interruptions to, our platform;
•	new laws or regulations, new interpretations of existing laws, or the new application of existing regulations to our business;
•	any major change in our board of directors or management;
•	additional Class A common stock being sold into the market by us or our existing stockholders or the anticipation of such sales;
•	lawsuits and governmental investigations threatened or filed against us; and
•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock markets, and in particular the market on which our Class A common stock will be listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from operating our business, and harm our business, results of operations, and financial condition.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers, like us, whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. The publication of such commentary has, and may in the future, cause a temporary, or possibly long term, decline in the market price of our common stock. No assurances can be made that declines in the market price of our common stock will not occur in the future in connection with such commentary by short sellers or otherwise.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade our common stock, the price of our Class A common stock could decline.

The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our results of operations or guidance fail to meet the expectations of analysts or investors, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause demand for our Class A common stock to decrease, which might cause our stock price and trading volume to decline.

Substantial future sales of our Class A common stock could cause the market price of our Class A common stock to decline.

If our existing stockholders sell substantial amounts of our Class A common stock in the public market the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. The shares of our Class A common stock offered in our recent initial public offering, including any shares reserved under our directed share program, may be resold in the public market immediately. In addition, the 1,400,560 shares of Class A common stock issued upon the automatic conversion of the Convertible Notes (based on the initial public offering price of $42.00 per share) are not subject to lock-up agreements or market standoff agreements and may be resold in the public market subject to the holding periods and other provisions of Rule 144. Substantially all of the remaining shares of our common stock are subject to the lock-up agreements or market standoff provisions described in “Underwriting” and the Rule 144 holding period requirements described in the section titled “Shares Eligible for Future Sale” found in our S-1.

As a result of the lock-up and market standoff agreements described under the section titled “Description of Capital Stock—Registration Rights,” as set forth in our S-1, subject to the provisions of Rule 144 or Rule 701, shares will be available for sale in the public market as follows:

Earliest Date Available for Sale in the Public Market	Number of Shares of Common Stock

The date of our initial public offering	The 6,600,000 shares of Class A common stock sold, including the shares reserved under our directed share program.

The third trading day immediately following the public release of earnings for the period ended December 31, 2020, and which we refer to as the “first post-IPO earnings announcement.”

Up to 680,629 shares of Class A common stock. Includes certain securities held by Employee Stockholders (as defined in the section titled “Underwriting”). Excludes securities held by “affiliates” for the purposes of Rule 144, as described under “Shares Eligible for Future Sale—Rule 144” set forth in our S-1.

The 90th day after our initial public offering	The 1,400,560 shares of our Class A common stock issuable upon the automatic conversion of the Convertible Notes (calculated based on the initial public price of $42.00 per share).

The third trading day immediately following our public release of our earnings for the public release of earnings for the period ending March 31, 2021, and which we refer to as the “second post-IPO earnings announcement,” provided that the closing price of our common stock on Nasdaq is at least 25% greater than our initial public offering price of $42.00 for at least 10 trading days out of the 15 consecutive trading day period ending on the trading day immediately preceding the second post-IPO earnings announcement.

Up to 721,493 additional shares of Class A common stock. Excludes securities held by “affiliates” for the purposes of Rule 144. Does not give effect to up to 680,629 shares available for sale after the first post-IPO earnings announcement that may be sold after the second post-IPO earnings announcement if not previously sold.

The 181st day after the date of our initial public offering

All remaining shares held by our stockholders not previously eligible for sale, subject to volume limitations applicable to “affiliates” under Rule 144 as described under “Shares Eligible for Future Sale—Rule 144”.

Furthermore, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, the representatives of the underwriters in our initial public offering, may waive the lock-up agreements before they expire.

Stockholders owning an aggregate of 52,286,631 shares of Class B common stock will be entitled, under contracts providing for registration rights, to require us to register their shares for public sale in the United States. We also intend to register common stock that we may issue under our employee equity incentive plans and ESPP. Once we register these shares, they will be able to be sold freely in the public market upon issuance, subject to certain market stand-off or lock-up agreements.

Further, our outstanding RSUs will generally settle on the first of each month. On the settlement date of the RSUs that are scheduled to vest after the closing of our initial public offering, we must withhold income taxes at applicable minimum statutory rates based on the then-current value of the common stock underlying the portion of such RSUs that vests on such date. The lockup agreements permit us to allow holders of our RSUs, including our directors and executive officers subject to the reporting requirements of Section 16 of the Exchange Act, to sell shares of our Class A common stock in the open market to cover any income taxes owed in “sell-to-cover” transactions. Alternatively, we may elect to permit holders of our RSUs to “net settle” such RSUs, in which case we remit income taxes on behalf of holders of such RSUs and withhold shares that would otherwise be issued in respect of such RSUs. Initially, we intend to satisfy the anticipated tax withholding and remittance obligations related to the settlement of our outstanding RSUs through net settlement. By April 1, 2021, we expect that we will no longer permit holders to net settle RSUs, and instead such RSU holders will sell to cover. As a result, between April 1, 2021 and the expiration of the lockup period, we expect that approximately 212,719 shares would be sold in such sell-to-cover transactions in connection with the expected vesting of 506,473 RSUs outstanding as of the date of our initial public offering, assuming a 42% tax withholding rate.

Sales of our Class A common stock as these lockup end, our registration rights are waived or in connection with the net settlements of RSUs may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our Class A common stock to fall.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution to our stockholders and could cause the price of our common stock to decline.

We may issue additional common stock, convertible securities, or other equity in the future, including as a result of conversion of the outstanding Notes. We also issue common stock to our employees, directors, and other service providers pursuant to our equity incentive plans. Such issuances could be dilutive to investors and could cause the price of our common stock to decline. New investors in such issuances could also receive rights senior to those of current stockholders.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company,” which could adversely affect our business, results of operations, and financial condition.

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur greater legal, accounting, and other expenses than we incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the rules and regulations of Nasdaq. These requirements will increase our legal, accounting, and financial compliance costs and will make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, we expect these rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage.

After we are no longer an “emerging growth company,” we will need to comply with auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, as we prepare for such compliance, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current board of directors, and limit the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•

authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

•

require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent if such action occurs after the first date that the total aggregate number of votes represented by all then-issued and outstanding shares of Class B common stock constitute less than

51% of the total aggregate number of votes represented by all then-issued and outstanding shares of our capital stock, or the Written Consent Threshold Date;
•	until the Written Consent Threshold Date, allow our stockholders to be able to act by written consent if the action is first recommended or approved by our board of directors;
•

specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, our chief executive officer or our president (in the absence of our chief executive officer);

•

provide for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of certain matters requiring stockholder approval, even if they own significantly less than a majority of the aggregate outstanding shares of our common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms and provide that directors are removable only for cause;
•	prohibit cumulative voting in the election of directors;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum, or by a sole remaining director; and
•

require the approval of our board of directors or the holders of at least 66 2/3% of the voting power of our outstanding shares of capital stock entitled to vote thereon, voting together as a single class, to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, or the DGCL, which imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our outstanding common stock. Any provision of our amended and restated certificate of incorporation, amended and restated bylaws, or Delaware law that has the effect of delaying, preventing or deterring a change in control or changes in our management or our board of directors and could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect or depress the price that some investors are willing to pay for our Class A common stock.

If our insurance coverage is insufficient or our insurers are unable to meet their obligations, our insurance may not mitigate the risks facing our business.

Our insurance policies cover a number of risks and potential liabilities, such as general liability, property coverage, errors, and omissions liability, employment liability, business interruptions, data breaches, crime, product liability, and directors’ and officers’ liability. For certain types of business risk, we may not be able to, or may choose not to, acquire insurance. In addition, our insurance may not adequately mitigate the risks we face or we may have to pay high premiums and/or deductibles for the coverage we do obtain. Additionally, if any of our insurers becomes insolvent, it would be unable to pay any claims that we make.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

•	any breach of the director’s duty of loyalty to the corporation or its stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•	any transaction from which the director derived an improper personal benefit.

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission. Our amended and restated bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our amended and restated bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee, or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by any of these individuals in connection with any action, proceeding, or investigation. We believe that these amended and restated certificate of incorporation and amended and restated bylaws provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

While we maintain directors’ and officers’ liability insurance, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and could harm our business, results of operations, and financial condition.

Our amended and restated bylaws provide that a state or federal court located within the State of Delaware is the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees or our stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provisions of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware. Our amended and restated bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act; provided, however, that our stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to these provisions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits. The enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find these exclusive forum provisions in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

We do not expect to declare dividends in the foreseeable future.

We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings, if any, for the development, operation, and expansion of our business, and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price, which may never occur.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Redwood City, California, where we currently lease approximately 75,876 square feet under a lease agreement that expires on May 31, 2024. We also lease facilities in Newark, California, Canada, India and Australia.

We believe that our facilities are suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.

Item 3. Legal Proceedings.

See “Note 5—Commitments and Contingencies— Litigation and Loss Contingencies” in the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “POSH” and began trading on January 14, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 28, 2021, there were approximately 271 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings and do not anticipate paying cash dividends in the foreseeable future. Any future decision to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors think are relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from our IPO

The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-251427), which was declared effective by the SEC on January 13, 2021. Pursuant to such registration statement, we issued and sold an aggregate of 7,590,000 shares of our common stock at a price of $42.00 per share for an aggregate cash proceeds of approximately $296.5 million, net of underwriting discounts and commissions and offering costs, which includes the full exercise by the underwriters of their option to purchase additional shares of common stock. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on January 14, 2021 pursuant to Rule 424(b) under the Securities Act of 1933.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following tables summarize our consolidated financial data. We derived the summary consolidated statements of operations data for the fiscal years ended December 31, 2018, 2019 and 2020 and the consolidated balance sheet data as of December 31, 2019 and 2020 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2018 is derived from audited financial statements that are not included in this Annual Report on Form 10-K. We have included, in our opinion, all adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements. Our historical results are not necessarily indicative of the results to be expected in any future period. You should read the following selected financial and other data in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2019	2020
	(in thousands except per share data)
Consolidated Statements of Operations
Net revenue	$148,305	$205,225	$262,077
(Loss) income from operations	$(15,020)	$(49,829)	$23,400
Net (loss) income	$(14,475)	$(48,692)	$16,845
Net (loss) income attributable to common stockholders	$(14,475)	$(48,692)	$4,069
Net (loss) income per share attributable to common stockholders, basic(1)	$(1.29)	$(4.01)	$0.32
Net (loss) income per share attributable to common stockholders, diluted(1)	$(1.29)	$(4.01)	$0.22

(1)

See Notes 2 and 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to compute the historical net (loss) income per share attributable to common stockholders and the number of shares used in the computation of the per share amounts for the years ended December 31, 2018, 2019 and 2020.

Consolidated Balance Sheet Data

	As of December 31,
	2018	2019	2020
	(in thousands)
Cash and cash equivalents	$74,466	$63,318	$235,834
Marketable securities	$63,416	$65,546	$26,238
Working capital(1)	$66,511	$21,766	$104,674
Total assets	$147,399	$151,988	$285,434
Convertible notes(2)	$—	$—	$55,421
Redeemable convertible preferred stock warrant liability	$746	$1,221	$3,494
Total liabilities	$77,999	$120,600	$229,041
Redeemable convertible preferred stock	$156,175	$156,175	$156,175
Total stockholders’ deficit	$(86,775)	$(124,787)	$(99,782)

(1)

Working capital is defined as current assets less current liabilities. Current liabilities included funds payable to customers of $51.6 million, $73.9 million, and $117.1 million as of December 31, 2018, December 31, 2019, and December 31, 2020, respectively.

(2)

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Convertible Note Financing” for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion includes both historical information and forward-looking information based upon current expectations that involve risk, uncertainties and assumptions. Our actual results may differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a social marketplace that combines the human connection of a physical shopping experience with the scale, reach, ease, and selection benefits of eCommerce. In doing so, we bring the power of community to buying and selling online. We created Poshmark in 2011 to make buying and selling simple, social, and fun. Pairing technology with the inherent human desire to socialize, our marketplace creates passion and personal connections among users. We dynamically curate our marketplace into lifestyle categories that our users love, including apparel, accessories, footwear, home, beauty, and pets. Powered by our proprietary technology, our social marketplace is purpose-built to enable simple transactions, seamless logistics, and an engaging experience at scale. As of December 31, 2020, we had 6.5 million Active Buyers.

We empower people to sell a few items or to become successful entrepreneurs by providing them with end-to-end seller tools. We refer to this as “making selling a superpower.” Our comprehensive infrastructure makes it easy for sellers to build their businesses with seamless listing, merchandising, promotion, pricing, and shipping. Sellers use content, inventory selection, and social interactions to monetize their listings and drive growth. Our transparent fee structure aligns our success with the success of our sellers. Our fee is 20% of the final price for sales $15 and over, or a flat rate of $2.95 for sales under $15. We attract, engage, and retain sellers by offering the community the benefits of social connection with the ability to combine personal passion and economic empowerment. We do not own or manage inventory as products are listed, managed, sold, and shipped by our sellers, utilizing our transaction tool that makes the selling process seamless and easy. This asset-light model creates scalability and favorable working capital dynamics.

Our social features make the discovery and purchase process simple and enticing for buyers, fostering high engagement and retention. The engagement of our community has fueled strong growth in our business, supported by attractive unit economics and efficient user acquisition. We enable buyers to discover, connect, and curate their network and news feed with that of other users who share similar styles and personal preferences, creating a fun shopping experience. Our marketplace is vast, with sellers listing millions of secondhand and new items across multiple categories. We use data-driven personalization to customize each user’s feed to feature the most relevant listings and make it easy to quickly search for and find products of interest. Furthermore, sellers list a variety of items across all price points, with the added benefit of being able to negotiate offers directly with buyers seeking to optimize their budget, allowing sellers to manage their listings to achieve their individual objectives. Because our marketplace features a massive selection of secondhand items, buyers are also able to support their personal style while minimizing their environmental impact.

As of December 31, 2020, our community has generated almost $4.4 billion in GMV since 2011, with $1.4 billion in 2020 and $1.1 billion in 2019, representing a 29% growth rate. In 2020 and 2019, we had revenue of $262.1 million and $205.2 million, respectively, representing a 28% growth rate. In 2020 we generated net income of $16.8 million, and Adjusted EBITDA of $34.3 million compared to a net loss of $48.7 million and Adjusted EBITDA loss of $37.1 million in 2019.

Key Operating and Non-GAAP Financial Metrics

We collect and analyze operating and financial data to evaluate the health of our community, allocate our resources (such as capital, time, and technology investments), and assess the performance of our business. In addition to revenue, net (loss) income, and other results under GAAP, the key operating and financial metrics we use are GMV, Active Buyers, and Adjusted EBITDA.

Gross Merchandise Value. Our gross merchandise value, or GMV, is the total dollar value of transactions on our platform in a given period, prior to returns and cancellations, and excluding shipping and sales taxes. GMV is a measure of the total economic activity generated by our marketplace, and an indicator of the scale and growth of our marketplace and the health of our marketplace ecosystem.

GMV

($ in millions)

Our GMV has grown at a 33% compound annual growth rate, or CAGR, from $807 million in 2018 to $1.4 billion in 2020. Our GMV grew 29% from $1.1 billion in 2019 to $1.4 billion in 2020. Our quarterly GMV has increased year-over-year for the past ten quarters. We have continued to add users and enhance our social marketplace with the ongoing introduction of new features like the launch of Posh Stories and the ability for sellers to make offers to shoppers who like their listings.

Active Buyers. Active Buyers are unique users who have purchased at least one item on our platform in the trailing 12 months preceding the measurement date, regardless of returns and cancellations. An Active Buyer could have more than one account if they were to use a separate unique email address to set up each account. The number of Active Buyers is a key driver of GMV and revenue, as well as a measure of the scale and growth of our buyer community. We believe it is also an important indicator of our ability to convert user activity on our marketplace into transactions. The number of Active Buyers has increased steadily every quarter as we attract and retain users. Active Buyers can be new users to our marketplace who make a purchase, existing users who convert into buyers for the first time as our marketplace strengthens with more sellers and items, or repeat buyers.

Active Buyers

(in thousands)

5,713 6,032 6,231 5,374 4,952 4,550 4,190 3,734 3,345 2,953 2,657 Q1 Q2 Q3 Q4 Q1 Q2 Q3 Q4 Q1 Q2 Q3 2018 2018 2018 2018 2019 2019 2019 2019 2020 2020 2020 Active Buyers measured as of the last day of the quarter presented

Active Buyers measured as of the last day of the quarter presented

Adjusted EBITDA. We define Adjusted EBITDA as net (loss) income attributable to common stockholders, excluding depreciation and amortization, stock-based compensation expense, interest income, other expense, net, change in accrued sales tax, provision for income taxes, and undistributed earnings attributable to participating securities. Adjusted EBITDA is a key performance measure used by our management and board of directors to assess our operating performance and the operating leverage in our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude in Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making. See “—Reconciliation of Non-GAAP Financial Measures” for more information and for a reconciliation of net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Adjusted EBITDA

($ in millions)

Key Factors Affecting Our Performance

Growth and Retention of Users. We focus on attracting new users and retaining existing users. New users and the social and transactional activities they contribute help keep existing users more active, increasing their lifetime value over time. Users engage in many ways on our social marketplace: they connect, they browse, they buy, and they sell. The positive relationship between new users and existing users illustrates the network effects of our marketplace. As of December 31, 2020, we had 6.5 million Active Buyers.

User Engagement. The engagement of our community has fueled strong growth in our business, supported by attractive unit economics and efficient user acquisition. We believe that cultivating a robust network of users over the longer-term is crucial to bolstering broader community engagement, growing social interactions, and increasing GMV. Users can engage on our marketplace in a variety of activities that range from shopping and social interactions to buying and selling. The continuous increase in users, social interactions, and listings has led to steady activations of buyers and sellers across cohorts, resulting in increasing GMV for these cohorts.

Cumulative % Sellers Activated as Buyers from Year 1 to Year 5 31% of First-Time Sellers Also Became Buyers in Year 1 40% 42% 44% 37% 31% Year of Seller's Year 2 Year 3 Year 4 Year 5 First Sale

Investments in Growing Our User Community. We have invested substantially in marketing to grow our user community and drive further awareness of our brand. These investments have enabled us to grow our base of new users, buyers, and sellers while continuing to retain buyers and sellers, resulting in strong growth of our GMV and revenue. Marketing expenses represented 65% and 35% of revenue in 2019 and 2020, respectively. We significantly reduced our investment in marketing to 17% of revenue in the second quarter of 2020 while growing revenue 41% year-over-year for the same period due to the continued benefits from the network effects of our social platform. These network effects continue to increase the number of users who come to our platform organically. In 2020, we reduced marketing spend by $39.6 million compared to 2019. This reduction in marketing spend was not due to a change in marketing channel mix or a significant reduction in marketing spend per new Active User in the period. In the future, we plan to substantially increase our investment in marketing as a percentage of revenue from the level in the second quarter of 2020, as the economy recovers from the COVID-19 pandemic; however, we do not expect that marketing as a percentage of revenue will reach 2019 levels. We intend to manage our marketing spend to balance growth and profitability. We will continue to invest in user acquisition and retention while the underlying user unit economics indicate the return on investment is strong.

Investments in Platform Innovation. We invest in both the people and technology behind our platform. We also intend to continue to make significant investments in the technology and infrastructure of our platform to attract and retain buyers and sellers, expand the capabilities and scope of our platform, and enhance the user experience. We expect to continue to make significant investments to attract and retain employees, particularly engineers, data scientists, designers, product management, and operations personnel. All functions are important, and we intend to invest in our people to help us drive additional efficiencies across our marketplace. In addition, we may invest in new and existing businesses that may lower our margins temporarily but may enhance our platform capabilities, deliver revenue growth, and enable us to achieve and maintain long-term profitability.

International Expansion. We began operations in Canada, the first country we expanded to after the United States, in May 2019. In 2021, we expanded our operations to Australia. In 2019 and 2020, revenue from international operations was less than 10% of our net revenue. As we continue our global expansion, we believe international demand for our platform will develop and increase. Accordingly, we believe there is a significant opportunity to grow our international business. We have invested, and plan to continue to invest, in the adoption of our platform and solutions internationally, including localization of our platform and the addition of critical capabilities to our platform required to serve those local markets.

Impact of the COVID-19 Pandemic. The COVID-19 pandemic has had a variety of impacts on our business to date and will continue to impact our business in ways that remain unpredictable. In the initial weeks of the pandemic in the United States, we experienced a significant decrease in GMV. In the month of March 2020, we had negative 13% year-over-year GMV growth which in turn impacted the year-over-year GMV growth for the quarter ended March 31, 2020, which was 9%. Subsequently, in the quarter ended June 30, 2020, the year-over-year GMV growth rebounded to 42% as buyer and seller activity resumed. However, such trends may not continue and could be reversed. In particular, to the extent that federal and state governmental aid programs initiated in connection with the pandemic are reduced or terminated, consumer discretionary spending would likely decrease, which would have a negative impact on our business.  As a result of the COVID-19 pandemic, the lives of our users, buyers, and sellers have been disrupted as people have been required to stay home and many have experienced significant economic and employment disruption. As many people have shifted to a work-from-home environment, there has been less of a need for some to purchase apparel. In some cases, buyers also have a decreased ability to spend on our marketplace due to economic concerns and pressures. In other cases, physical stores have remained closed or are viewed as potentially dangerous, leaving fewer offline shopping alternatives for people and driving demand to online alternatives, including Poshmark. For our sellers, our marketplace has continued to serve as a means for additional income, though the requirement to handle their own logistics amid quarantine has proven difficult for many. Additionally, the social nature of our platform and the community we have built has attracted users throughout the pandemic to come shop, interact, and share. We have temporarily closed our headquarters and offices, with substantially all of our employees working remotely, temporarily lowering our operating expenses. Additional disruptions or a resurgence of offline shopping demand could adversely affect our business, results of operations, liquidity, and financial condition in future periods. The conditions caused by the pandemic are still evolving and we will continue to evaluate the potential impact of the pandemic on our business. See “Part I, Item 1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business, operations and financial condition.

Seasonality. Our business is seasonal in nature as it is affected by the cyclicality of the consumer as well as broader market conditions. Historically, we have often seen both stronger growth in the number of Active Users and Active Buyers and in engagement during the first quarter of the year. In addition, we have seen higher GMV in the fourth quarter of the year, followed by the third quarter, which we believe is due in part to the higher price points of seasonal apparel and footwear and the holiday season. We believe the recent growth in our business, as well as the recent effects of sales taxes and the COVID-19 pandemic, have partially masked these trends to date, and we expect the impact of seasonality to be more pronounced in our future quarterly results as our business matures.

GAAP and Non-GAAP Financial Measures

We also review the following GAAP and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Year Ended December 31,
	2018	2019	2020
	(in thousands)
Net (Loss) Income	$(14,475)	$(48,692)	$16,845
Net (Loss) Income Margin(1)	(10)%	(23)%	7%
Adjusted EBITDA	$(11,077)	$(37,060)	$34,253
Adjusted EBITDA Margin(2)	(7)%	(18)%	13%

(1)	Net (Loss) Income Margin is calculated by dividing Net (Loss) Income for a period by revenue for the same period.
(2)	Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

Adjusted EBITDA

Adjusted EBITDA is a key performance measure that we use to assess our operating performance and the operating leverage in our business. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes.

We calculate Adjusted EBITDA as net (loss) income attributable to common stockholders, adjusted to exclude:

•	depreciation and amortization;
•	stock-based compensation expense;

•	interest income;
•	other expense, net;
•	change in accrued sales tax;
•	provision for income taxes; and
•	undistributed earnings attributable to participating securities.

Adjusted EBITDA decreased $26.0 million for the year ended December 31, 2019 compared to the prior year primarily due to our implementation of sales tax collection and remittance in the quarter ended June 30, 2019, which adversely impacted activity on our marketplace and caused us to decide to increase marketing to help increase user acquisition and engagement.

Adjusted EBITDA increased $71.3 million for the year ended December 31, 2020 compared to the same period in 2019 primarily due to an increase in revenue and a decrease in marketing spend in response to the COVID-19 pandemic.

Reconciliation of Non-GAAP Financial Measures

We use Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, and to evaluate the effectiveness of our business strategies. Our definition may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish similar metrics. Furthermore, this metric has certain limitations in that it does not include the impact of certain expenses that are reflected in our consolidated statements of operations that are necessary to run our business. Thus, our Adjusted EBITDA and Adjusted EBITDA Margin should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to the related GAAP financial measure, net (loss) income attributable to common stockholders. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with their respective related GAAP financial measures.

The following table provides a reconciliation of net (loss) income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2018	2019	2020
	(in thousands)
Net (loss) income attributable to common stockholders	$(14,475)	$(48,692)	$4,069
Adjusted to exclude the following:
Depreciation and amortization	802	2,056	2,894
Stock-based compensation	2,606	9,687	7,959
Interest income	(1,096)	(1,677)	(569)
Other expense, net	460	366	6,467
Change in accrued sales taxes(1)	535	1,026	—
Provision for income taxes	91	174	657
Undistributed earnings attributable to participating securities	—	—	12,776
Adjusted EBITDA	$(11,077)	$(37,060)	$34,253

(1)

Reflects our estimated liability for the non-collection and non-remittance of sales taxes which became required beginning in 2018. We began collecting and remitting sales tax in April 2019. Accordingly, these liabilities were no longer incurred in 2020.

Initial Public Offering

Our registration statement on Form S-1 (IPO Registration Statement) related to our initial public offering (IPO) was declared effective on January 13, 2021, and our Class A common stock began trading on the Nasdaq Global Select Market on January 14, 2021. On January 19, 2021, we completed our IPO, in which we issued and sold 6,600,000 shares of our Class A common stock at the public offering price of $42.00 per share, plus an additional 990,000 shares of common stock at the public offering price of $42.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $292.0 million after deducting underwriting discounts and commissions and estimated offering expenses.

Our consolidated financial statements as of December 31, 2020 do not reflect stock-based compensation expense of $14.5 million associated with the vesting of Restricted Stock Units (RSUs) for which the service-based condition was met as of December 31, 2020. The liquidity event-related performance condition of such RSUs was satisfied upon the effectiveness of our IPO Registration Statement on January 14, 2021.

Components of Results of Operations

Net Revenue

We generate revenue from sellers for fees earned when they sell items they have listed on our social marketplace to buyers (20% of the final price for sales $15 and over, or a flat rate of $2.95 for sales under $15). The buyer also pays a shipping label fee as part of their order. On some orders, the shipping label fee exceeds our shipping label cost, which we record as revenue. In 2020, this revenue was 3% of our total net revenue. In 2019, this revenue was 1% of our total net revenue and was less than 1% in 2018. Our revenue is recognized when we satisfy our performance obligations. We report both revenue from buyers and revenue from sellers based upon the net amount earned, which is reduced by certain buyer and seller incentives.

Costs and Expenses

Cost of Net Revenue. Cost of net revenue primarily consists of costs associated with credit card processing, transaction fees for order related payments, and hosting expenses associated with operating our platform. Cost of net revenue does not include depreciation and amortization.

We expect cost of net revenue to increase in absolute dollars in future periods and to vary from period to period as a percentage of net revenue for the foreseeable future as we grow our platform by increasing Active Buyers and generating higher GMV.

Operations and Support. Operations and support expense primarily consists of personnel-related compensation costs, including stock-based compensation, incurred in providing support to users of our platform including authentication services that we provide. This expense also includes postage and shipping costs that we incur primarily from order losses and cancellations, and credits and incentives issued to buyers for customer satisfaction purposes in excess of shipping facilitation revenue.

We expect that operations and support expenses will increase in absolute dollars for the foreseeable future as we continue to grow our operations and hire additional employees to support the scaling of our business. To the extent we are successful in becoming more efficient in supporting our users, we would expect operations and support expenses as a percentage of revenue to decrease over the long term.

Research and Development. Research and development expense consist primarily of compensation expenses for engineering, product development, and design employees, including stock-based compensation, expenses associated with ongoing improvements to and maintenance and testing of our platform offerings including website, mobile apps, and other products, and other research and development programs. Research and development expenses are expensed as incurred. We capitalize certain costs associated with website development and software for internal use.

We expect that research and development expenses will increase in absolute dollars and vary from period to period as a percentage of revenue for the foreseeable future as we continue to invest in research and development activities relating to ongoing improvements to and maintenance and testing of our platform offerings including website, mobile apps, and other products, and other research and development programs, including the hiring of engineering, product development, and design employees to support these efforts.

Marketing. Marketing expense primarily consists of expenses associated with personnel-related compensation costs, including stock-based compensation, and costs related to user acquisition, public relations, marketing events such as Posh Parties, and business development. User acquisition costs primarily consist of costs associated with acquiring new users by spend on advertising channels such as television, Google, Facebook, Instagram, Snapchat, and TikTok. These marketing expenses also include promotional credits and incentives issued to buyers to encourage buyer activity on our platform in excess of shipping facilitation revenue and cost of referral incentives for new user acquisition. We plan to continue to invest in our marketing efforts, including hiring additional employees, in order to attract new users.

We expect that marketing expenses will increase in absolute dollars and vary from period to period as a percentage of revenue for the foreseeable future as we plan to continue to invest in marketing to grow the number of Active Users and Active Buyers and increase our brand awareness. The trend and timing of our brand marketing expenses will depend in part on the timing of marketing campaigns.

General and Administrative. General and administrative expense consists primarily of employee related costs including stock-based compensation for those employees associated with administrative services such as legal, human resources, information technology, accounting, and finance, and all related costs associated with our facilities, such as rent and office administration. These expenses also include certain third-party consulting services, facilities, IT shared services, meals and other corporate costs not allocated to other expense categories.

We expect that general and administrative expenses will increase in absolute dollars and vary from period to period as a percentage of revenue for the foreseeable future as we focus on processes, systems, and controls to enable our internal support functions to scale with the growth of our business. We expect to incur additional expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and expenses for general and director and officer insurance, investor relations, and professional services. We also expect rent expense and other facilities related costs to continue to increase in the future.

Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation of computer equipment and software, furniture and fixtures, leasehold improvements, and website development and software for internal use.

We expect that depreciation and amortization expense will increase in absolute dollars as we continue to build out our network infrastructure and establish new office locations to support our growth.

Interest Income

Interest income primarily relates to amounts earned on our cash and cash equivalents and marketable securities.

Other Expense, Net

Other expense, net mainly relates to changes in fair value of the Convertible Notes and redeemable convertible preferred stock warrants, and foreign exchange remeasurement gains and losses recorded from consolidating our foreign subsidiaries at each period end.

Provision for Income Taxes

Our provision for income taxes consists primarily of foreign taxes and state minimum taxes in the United States. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future. We have established a valuation allowance for our U.S. deferred tax assets, including federal and state NOLs.

We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.

Results of Operations

The results of operations presented below should be reviewed in conjunction with our consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Year Ended December 31,
	2018	2019	2020
	(in thousands)
Net revenue	$148,305	$205,225	$262,077
Costs and expenses (1):
Cost of net revenue, exclusive of depreciation and amortization	22,837	34,142	43,507
Operations and support	20,299	29,879	39,759
Research and development	15,484	25,033	30,025
Marketing	88,439	132,470	92,915
General and administrative	15,464	31,474	29,577
Depreciation and amortization	802	2,056	2,894
Total costs and expenses	163,325	255,054	238,677
(Loss) income from operations	(15,020)	(49,829)	23,400
Interest income	1,096	1,677	569
Other expense, net
Change in fair value of redeemable convertible preferred stock warrant liability	(438)	(475)	(2,273)
Change in fair value of convertible notes	—	—	(3,801)
Other, net	(22)	109	(393)
	(460)	(366)	(6,467)
(Loss) income before provision for income taxes	(14,384)	(48,518)	17,502
Provision for income taxes	91	174	657
Net (loss) income	$(14,475)	$(48,692)	$16,845
Undistributed earnings attributable to participating securities	—	—	(12,776)
Net (loss) income attributable to common stockholders	$(14,475)	$(48,692)	$4,069

(1)	Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2019	2020
	(in thousands)
Operations and support	$250	$689	$686
Research and development	775	3,017	2,571
Marketing	400	1,306	1,321
General and administrative	1,181	4,675	3,381
Total	$2,606	$9,687	$7,959

	Year Ended December 31,
	2018	2019	2020
Net revenue	100%	100%	100%
Costs and expenses:
Cost of net revenue, exclusive of depreciation and amortization	15	17	17
Operations and support	14	14	15
Research and development	10	12	12
Marketing	60	65	35
General and administrative	10	15	11
Depreciation and amortization	1	1	1
Total costs and expenses	110	124	91
(Loss) income from operations	(10)	(24)	9
Interest income	—	1	—
Other expense, net
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	(1)
Change in fair value of convertible notes	—	—	(1)
Other, net	—	—	—
	—	—	(2)
(Loss) income before provision for income taxes	(10)	(23)	7
Provision for income taxes	—	—	—
Net (loss) income	(10)%	(23)%	7%
Undistributed earnings attributable to participating securities	—	—	(5)
Net (loss) income attributable to common stockholders	(10)%	(23)%	2%

Comparison of Years Ended December 31, 2019 and 2020

Net Revenue

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Net revenue	$205,225	$262,077	$56,852	28%

Net revenue increased $56.9 million for the year ended December 31, 2020 compared to the prior year. This growth was primarily due to an increase in the volume of GMV on our marketplace to a total of $1.4 billion, an increase of 29% for the year ended December 31, 2020 compared to the prior year. The increase in GMV was substantially driven by the increase in Active Buyers on the platform to 6.5 million for the year ended December 31,

2020, a 20% increase compared to the same period in 2019, and an 8% increase in GMV per Active Buyer for the year ended December 31, 2020 compared to the prior year.

Cost of Net Revenue

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Cost of net revenue	$34,142	$43,507	$9,365	27%

Cost of net revenue increased $9.4 million for the year ended December 31, 2020 compared to the prior year. The increase was driven by a $8.2 million increase in costs related to overall volume increases on our marketplace, including increased credit card processing fees and associated expenses, and an increase in data hosting costs of $1.2 million to support the increased usage of our platform and upgrades we made to our systems which were required to support our growth.

Operations and Support

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Operations and support	$29,879	$39,759	$9,880	33%

Operations and support expense increased $9.9 million for the year ended December 31, 2020 compared to the prior year. The increase was primarily driven by the overall volume increase on our marketplace, including a $5.0 million increase in net shipping costs as a result of our growth, a $2.5 million increase in credits and incentives issued to users for the purposes of dispute resolution, and a $2.3 million increase in customer service and support personnel costs as a result of increased headcount.

Research and Development

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Research and development	$25,033	$30,025	$4,992	20%

Research and development expense increased $5.0 million for the year ended December 31, 2020 compared to the prior year. The increase was primarily due to an increase of $4.8 million in engineering personnel costs required to support the growth of our business as we launch new innovations and improve functionality on our platform.

Marketing

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Marketing	$132,470	$92,915	$(39,555)	(30)%

Marketing expense decreased $39.6 million for the year ended December 31, 2020 compared to the prior year. The decrease was primarily due to a $41.4 million decrease in spending on marketing programs and events, including decreased spending on television ad campaigns and digital marketing to preserve liquidity in response to the COVID-19 pandemic, partially offset by an increase of $1.7 million in marketing personnel costs as a result of an increase in headcount to support the growth of our business.

General and Administrative

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
General and administrative	$31,474	$29,577	$(1,897)	(6)%

General and administrative expense decreased $1.9 million for the year ended December 31, 2020 compared to the prior year. This decrease was primarily driven by a $2.6 million decrease in legal and consulting fees as the current year period was impacted by decreased spending on corporate initiatives and projects to preserve liquidity in response to the COVID-19 pandemic, lower expenses for sales tax accruals as the prior year period included accruals of $0.9 million with no corresponding change in the current year period, and lower facility costs of $0.7 million, partially offset by a $2.3 million increase in chargeback costs related to the overall volume increase on our marketplace and increased fraud activity.

Depreciation and Amortization

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Depreciation and amortization	$2,056	$2,894	$838	41%

Depreciation and amortization expense increased $0.8 million for the year ended December 31, 2020 compared to the prior year. The increase was primarily due to an increase in leasehold improvements amortization associated with our new headquarters.

Interest Income

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Interest income	$1,677	$569	$(1,108)	(66)%

The decrease in interest income is due to the lower balance of our marketable securities and lower interest rates earned from our marketable securities.

Other Expense, Net

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Other expenses, net	$(366)	$(6,467)	$(6,101)	1,667%

The increase in other expense, net is primarily due to an increase in fair value of the Convertible Notes and the associated write-off of debt issuance costs related to the Convertible Notes for the year ended December 31, 2020 with no comparable activity in the prior year period, and the change in fair value of the redeemable convertible preferred stock warrant liability which was driven by an increase in the fair value of the underlying redeemable convertible preferred stock.

Provision for Income Taxes

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Provision for income taxes	$174	$657	$483	278%

The increase in our provision for income taxes is primarily due to state income taxes.

Comparison of Years Ended December 31, 2018 and 2019

Net Revenue

	Year Ended December 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Net revenue	$148,305	$205,225	$56,920	38%

Net revenue increased $56.9 million for the year ended December 31, 2019 compared to the prior year. This growth was primarily due to an increase in the volume of GMV on our marketplace to a total of $1.1 billion, an increase of 37% for the year ended December 31, 2019 compared to the prior year. The increase in GMV was substantially driven by the increase in Active Buyers on the platform to 5.4 million for the period ended December 31, 2019, a 44% increase compared to the prior year, partially offset by a 5% decrease in GMV per Active Buyer due to the implementation of sales tax on our platform.

Cost of Net Revenue

	Year Ended December 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Cost of net revenue	$22,837	$34,142	$11,305	50%

Cost of net revenue increased $11.3 million for the year ended December 31, 2019 compared to the prior year. The increase was primarily driven by a $7.9 million increase in costs related to overall volume increases on our marketplace, including increased credit card processing fees and associated expenses, and an increase in data hosting costs of $3.4 million to support more usage of our platform and upgrades we made to our systems. Cost of net revenue increased to 17% of revenue from 15% due to the implementation of sales tax, which led to lower growth in revenue than growth in fixed expenses in cost of net revenue.

Operations and Support

	Year Ended December 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Operations and support	$20,299	$29,879	$9,580	47%

Operations and support expense increased $9.6 million for the year ended December 31, 2019 compared to the prior year. The increase was primarily driven by the overall volume increase on our marketplace, including a $5.6 million increase in customer service and support personnel costs as a result of increased headcount, and a $2.8 million increase in net shipping costs, and a $0.8 million increase in credits and incentives issued to users for the purposes of dispute resolution.

Research and Development

	Year Ended December 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Research and development	$15,484	$25,033	$9,549	62%

Research and development expense increased $9.5 million for the year ended December 31, 2019 compared to the prior year. The increase was primarily due to an increase of $8.5 million in engineering personnel costs.

Engineering personnel costs include an increase of $2.3 million in stock-based compensation expenses primarily related to a sale of common stock by a select group of employees to other investors in excess of estimated fair value during 2019 and, to a lesser extent, a $0.8 million increase in development-related services, which were driven by our efforts to launch new innovations, improve functionality on our platform, and improve our efficiency in attracting and retaining users and converting them into buyers and sellers.

Marketing

	Year Ended December 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Marketing	$88,439	$132,470	$44,031	50%

Marketing expense increased $44.0 million in the year ended December 31, 2019 compared to the prior year. The increase in marketing expenses was to help reduce friction in user growth and re-engagement as a result of our implementation of sales tax collection in April 2019. The increase was primarily due to a $37.5 million increase in spending on marketing programs, including increased spending on television ad campaigns and digital marketing to acquire users. The increase was also driven by a $3.7 million increase associated with our referral and buyer incentive programs, and an increase of $2.1 million in marketing personnel costs as a result of an increase in headcount to support the growth of our business.

General and Administrative

	Year Ended December 31,		Change
	2018	2019	$	%
	(dollars in thousands)
General and administrative	$15,464	$31,474	$16,010	104%

General and administrative expense increased $16.0 million for the year ended December 31, 2019 compared to the prior year. This increase was primarily driven by a $6.9 million increase in personnel costs due to increased headcount (including stock-based compensation expenses of $3.5 million driven primarily by a sale of common stock by a select group of employees to other investors in excess of estimated fair value during 2019), a $3.5 million increase in legal and consulting fees due to the implementation of sales tax, a $2.0 million increase in chargeback costs related to the overall volume increase on our marketplace and increased fraud activity, a $2.1 million increase in facility costs (including rent and maintenance) associated with the lease of our new headquarters, and higher taxes, including sales tax in arrears of $1.0 million.

Depreciation and Amortization

	Year Ended December 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Depreciation and amortization	$802	$2,056	$1,254	156%

Depreciation and amortization expense increased $1.3 million for the year ended December 31, 2019 compared to the prior year. The increase was primarily due to an increase in leasehold improvements amortization associated with our new headquarters of $0.6 million, and an increase in capitalization of website and software development of $0.3 million.

Interest Income

	Year Ended December 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Interest income	$1,096	$1,677	$581	53%

The increase in interest income is due to interest income earned from our marketable securities.

Other Expense, Net

	Year Ended December 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Other expenses, net	$(460)	$(366)	$94	(20)%

The decrease in other expense, net is primarily due to the proceeds from sales tax discount for timely payment of sales tax, partially offset by the change in fair value of the redeemable convertible preferred stock warrant liability which was driven by an increase in the fair value of the underlying redeemable convertible preferred stock.

Provision for Income Taxes

	Year Ended December 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Provision for income taxes	$91	$174	83	91%

The increase in our provision for income taxes is related to an increase in the provision for taxes resulting from the operations of our foreign subsidiaries.

Selected Quarterly Financial Information

The following table set forth our unaudited selected quarterly consolidated statements of operations data for each of the quarters indicated. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included in this Annual Report on Form 10-K and reflects, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of results of operations for these periods. Our historical results are not necessarily indicative of the results that may be expected in the future and the results of a particular quarter or other interim period are not necessarily indicative of the results for a full year.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands)
Net revenue	$52,949	$47,572	$49,968	$54,736	$57,108	$66,870	$68,782	$69,317
(Loss) income from operations	$(8,515)	$(13,490)	$(12,759)	$(15,065)	$(11,166)	$21,345	$11,660	$1,561
Net (loss) income	$(8,450)	$(13,083)	$(12,413)	$(14,746)	$(10,987)	$21,120	$10,773	$(4,061)
Net (loss) income attributable to common stockholders	$(8,450)	$(13,083)	$(12,413)	$(14,746)	$(10,987)	$10,987	$8,130	$(4,061)
Net (loss) income per share attributable to common stockholders, basic	$(0.72)	$(1.07)	$(1.01)	$(1.20)	$(0.89)	$0.89	$0.65	$(0.31)
Net (loss) income per share attributable to common stockholders, diluted	$(0.72)	$(1.07)	$(1.01)	$(1.20)	$(0.89)	$0.61	$0.44	$(0.31)

Liquidity and Capital Resources

As of December 31, 2020, our principal sources of liquidity were cash and cash equivalents of $235.8 million, and marketable securities of $26.2 million. Cash equivalents consisted of institutional money market funds, commercial paper, and cash in transit from third-party credit card providers that we receive within approximately three to five business days from the date of the underlying transaction. Marketable securities consisted of commercial paper, corporate bonds, and U.S. Treasury securities, which mature in twelve months or less.

As of December 31, 2020, our cash and cash equivalents held by our foreign subsidiaries were not material.

Since our inception, we have most often generated negative cash flows from operations and as of December 31, 2020, we had an accumulated deficit of $126.5 million, and we have financed our operations primarily through private sales of equity securities, payments received through our platform, and the issuance of convertible debt. Upon the closing of our IPO in January 2021, proceeds from our IPO will be used to finance our operations. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through the issuance of debt, equity, and equity-linked arrangements.

Consolidated Statements of Cash Flows Data

	Year Ended December 31,
	2018	2019	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$12,051	$(6,743)	$84,324
Investing activities	(64,760)	(5,260)	37,871
Financing activities	303	889	50,248
Effect of foreign exchange rate changes on cash and cash equivalents	—	(34)	73
Net (decrease) increase in cash and cash equivalents	$(52,406)	$(11,148)	$172,516

Cash Flows from Operating Activities

For the year ended December 31, 2020, cash provided by operating activities was $84.3 million, which consisted of a net income of $16.8 million, adjusted by non-cash charges of $16.9 million and net cash inflows from the change in net operating assets and liabilities of $50.6 million. The non-cash charges were primarily comprised of stock-based compensation of $8.0 million, change in fair value of convertible notes of $3.8 million, depreciation and amortization of $2.9 million, and change in fair value of redeemable convertible preferred stock warrant liability of $2.3 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $43.3 million increase in our funds payable to customers as a result of our growth, a $10.2 million increase in our accounts payable attributable to the timing of payments, partially offset by a $5.1 million increase in prepaid expenses and other current assets.

For the year ended December 31, 2019, net cash used in operating activities was $6.7 million, which consisted primarily of a net loss of $48.7 million, adjusted by non-cash charges of $11.3 million and net cash inflows from the change in net operating assets and liabilities of $30.6 million. The non-cash charges were primarily comprised of stock-based compensation of $9.7 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $22.3 million increase in our funds payable to customers, an $18.8 million increase in our accrued expenses and other current liabilities, partially offset by a $5.8 million decrease in our accounts payable attributable to the timing of payments, and a $4.9 million increase in other assets, due to the growth of our business.

For the year ended December 31, 2018, net cash provided by operating activities was $12.1 million, which consisted primarily of a net loss of $14.5 million, adjusted by non-cash charges of $3.7 million and net cash inflows from the change in net operating assets and liabilities of $22.8 million. The non-cash charges were primarily comprised of stock-based compensation of $2.6 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $21.5 million increase in our funds payable to customers, due to the growth of our business.

Cash Flows from Investing Activities

For the year ended December 31, 2020, net cash provided by investing activities of $37.9 million, was mainly attributable to the proceeds from the sales and maturities of marketable securities, net of purchases.

For the year ended December 31, 2019, net cash used in investing activities of $5.3 million, was mainly attributable to $4.2 million of cash used for purchases of property and equipment, including computer equipment, furniture, and fixtures to support our growth.

For the year ended December 31, 2018, net cash used in investing activities of $64.8 million, was mainly attributable to $63.1 million of cash used for purchases of marketable securities with the proceeds from the sale of Series D redeemable convertible preferred stock.

Cash Flows from Financing Activities

For the year ended December 31, 2020, cash provided by financing activities was $50.2 million consisting primarily of net proceeds of $50.0 million from the issuance of convertible notes.

For the years ended December 31, 2018 and 2019, cash provided by financing activities was $0.3 million and $0.9 million, respectively, due to proceeds from the exercise of stock options.

Concentration of Credit Risk

No customer accounted for 10% or more of our net revenue for the years ended December 31, 2018, 2019 and 2020.

Contractual Obligations and Commitments

Our principal commitments consist of rental payments under our non-cancelable operating leases and purchase commitments which expire between 2021 and 2024. The following table summarizes our contractual commitments as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease commitments	$19,531	$5,200	$11,669	$2,662	$—
Purchase commitments(1)	9,742	4,742	5,000	—	—
Total	$29,273	$9,942	$16,669	$2,662	$—

(1)	Relates to non-cancelable commitments for network and cloud services in the ordinary course of business with varying expiration terms through October 31, 2022.

Convertible Note Financing

In September 2020, we issued the Convertible Notes to certain of our investors in an aggregate principal amount of $50.0 million. The Convertible Notes mature on September 14, 2023. The Convertible Notes do not accrue interest, except during the existence of an event of default related to non-payment of the obligations under the Convertible Notes at maturity or upon acceleration. The Convertible Notes converted into 1,400,560 shares of our Class A common stock in connection with our IPO. See Note 8 to our annual consolidated financial statements for more information.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

We recognize revenue when we satisfy our performance obligations. We consider both sellers and buyers to be customers. We generate revenue from sellers for fees earned when sellers sell items they have listed on our social marketplace to buyers. We generate revenue from buyers for fees earned when they purchase shipping labels used for delivery of the items purchased. We periodically reassess our revenue recognition policies as new offerings become material and business models evolve. We recognize revenue net of estimated returns and cancellations based on our historical experience. Transactions may be cancelled by a buyer or seller in certain circumstances. In

2018, 2019 and 2020, cancellations were 12%, 12% and 14%, respectively, of GMV, including returns which were 2%, 2% and 2%, respectively, of GMV.

We enter into the TOS with buyers and sellers to use our technology platform. The TOS governs these parties’ use of the platform, including payment terms for the buyer and the seller and services to be provided by us. Under the TOS, upon the buyer’s purchase from the seller, the buyer, the seller and we are committed to perform and enforceable rights and obligations are established.

Sellers

Sellers are able to list their items for sale on our social marketplace at no charge. We charge a fee upon the sale of items listed on our social marketplace. The fee is 20% of the final price for sales $15 and over, or a flat rate of $2.95 for sales under $15. The service we provide to sellers includes the facilitation of the sale of their items as well as certain ancillary activities such as payment processing and authentication (for luxury items). These activities comprise a single performance obligation to sellers, which is to facilitate the sale of the listed items between sellers and buyers on our platform (sale facilitation).

We evaluate the presentation of revenue from sellers on a gross or net basis based on whether we act as a principal or an agent in the sale of listed items between sellers and buyers. We do not control the listed items at any time prior to the transfer of such items to buyers. We act as an agent in facilitating the sale of items from sellers to buyers by allowing them to connect and interact on our social marketplace. We are not primarily responsible for fulfillment of purchased items, do not have inventory risk, and do not set the price for the listed item. As such, we report revenue from sellers on a net basis to reflect the fees received from sellers.

Revenue is recognized at the point in time we satisfy the performance obligation to facilitate the sale of a listed item. This occurs when both the seller and the buyer agree to a sale and the payment is processed on our platform. For luxury items authenticated by us, sale facilitation revenue is recognized when we authenticate and arrange for shipment of the items to the buyer, as this is the point in time a sale is finalized and we have satisfied our performance obligation.

Buyers

When a sale is finalized, the buyer purchases a shipping label from the USPS through our platform. We email the shipping label to the seller and the seller ships the item to the buyer through the shipping provider, USPS. We do not purchase the shipping label on behalf of the buyer until after the buyer has purchased an item and has remitted payment. As a result, we have one performance obligation to buyers, which is to facilitate the sale of shipping labels to buyers for the delivery of items purchased on our platform (shipping facilitation).

We evaluate the presentation of revenue from buyers on a gross or net basis based on whether we act as a principal or an agent in shipment of listed items between sellers and buyers. We do not control the shipping service, which is provided by the shipping provider. We are not primarily responsible for shipping, and we do not assume any of the risks for the items shipped such as risk of damage or loss during shipping. We act as an agent of the buyer in facilitating the shipping. As such, we report revenue on a net basis which is the difference between the shipping fee paid by the buyer and the cost of shipping labels paid to the shipping provider.

Revenue from shipping facilitation is recognized upon transfer of the shipping label to the seller on behalf of the buyer.

We estimate chargebacks based on historical collectability rates. We record a reserve for chargebacks in accrued expenses and other current liabilities with an offset to general and administrative expenses. Chargebacks have not been material for all periods presented.

Sales tax and other amounts collected on behalf of third parties are excluded from the transaction price.

Incentives

Under the referral program, an existing user (the referrer) earns an incentive (Posh Credit) when a new user (the referee) first buys an item on our platform. Posh Credits are not redeemable for cash and can only be applied for purchases on our platform. We record the incentive to the referrer, which is in exchange for a distinct referral service, as a liability at the time the incentive is earned by the referrer with a corresponding charge recorded to marketing expense in the consolidated statements of operations.

Credits and incentives issued to existing users for referring new users are contingent upon a new user completing an initial purchase on our platform and represent an incremental cost of obtaining a contract with a customer. We expense such new user referral incentives as marketing expense when the referral incentives are earned because the amortization period would be one year or less.

We have several buyer incentive programs, which are offered to encourage buyer activity on our platform. These promotions reduce the fees we charge for shipping facilitation. Accordingly, we record these incentives as a reduction to revenue from the buyer when the incentive is used by the buyer. Amounts in excess of cumulative shipping facilitation revenue earned are presented as marketing expense in our consolidated statements of operations.

We participate in certain joint incentive programs with sellers that are recorded as a reduction to the fees received from the seller.

We may elect to issue incentives to buyers for customer satisfaction purposes or for refunds. These incentives (which are in the form of Posh Credits) can be applied towards future orders and, thereby, results in a reduced fee earned by us from the buyer, or redeemable credits that can also be redeemed for cash. In cases where the seller performed as required by our TOS, we reduce shipping facilitation revenue earned on the transaction and any cumulative revenue earned from the same buyer for Posh Credits and redeemable credits granted. If the amount of the incentive exceeds cumulative revenues from the buyer, then the excess is presented as operations and support expense in the consolidated statements of operations. If refunds are provided in a case where the seller did not perform and the amount cannot be recovered from the seller, the refund is presented as a reduction of revenue.
Stock-Based Compensation

We grant stock-based awards consisting of stock options and RSUs to employees and consultants.

RSUs vest upon the satisfaction of both time-based service and performance-based conditions. The time-based vesting condition for the majority of these awards is satisfied over four years. The performance-based vesting condition is satisfied upon the occurrence of a qualifying event, which is generally defined as a change in control transaction or the effective date of a Qualified IPO. Because no qualifying event has occurred, we have not recognized any stock-based compensation expense for the RSUs. In the period in which the qualifying event is probable, we will record a cumulative one-time stock-based compensation expense determined using the grant-date fair values and the accelerated attribution method. If our IPO had occurred on December 31, 2020, we would have recognized $14.5 million of stock-based compensation expense for RSUs that had satisfied or partially satisfied the time-based vesting condition on that date, calculated using the accelerated attribution method, and would have $30.3 million of unrecognized compensation cost that represents the grants that have not met the time-based condition as of December 31, 2020. Stock-based compensation related to remaining time-based service after the qualifying event will be recorded over the remaining requisite service period using the accelerated attribution method. RSUs granted after the performance condition occurs will continue to be measured using the grant date fair values and will be amortized on a straight-line basis over the service period.

Stock-based compensation expense for employee stock options is measured based on the grant-date fair value of the awards and is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period, net of forfeitures. Forfeitures are recognized as they occur.

We estimate the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield, and expected stock price volatility over the expected term. For all stock options granted, we calculated the expected term using the simplified method. We have no publicly available stock information. Therefore, we have used the historical volatility of the stock price of similar publicly traded peer companies to estimate volatility of our equity awards granted. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

Prior to our initial public offering, the fair value of the shares of common stock underlying the stock options was determined by our board of directors, with assistance by management and using contemporaneous third-party valuations, as there was no public market for the common stock. Following the closing of our initial public offering, the fair value per share of our common stock for purposes of determining stock-based compensation is the closing price of our common stock as reported on the applicable grant date.

The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted during each of the periods presented:

	Year Ended December 31,
	2018	2019	2020
Expected dividend yield	—	—	—
Expected volatility	39.7% - 41.8%	39.7% - 46.2%	51.8%
Risk-free interest rate	2.7% - 3.0%	1.7% - 2.6%	0.5%
Expected term (in years)	5.9 - 6.1	5.4 - 6.1	6.1

Internal Use Software

We capitalize certain costs associated with website development and software for internal use. The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized and amortized on a straight-line basis over the estimated life of the asset. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality which are capitalized and amortized over their estimated useful lives. Capitalized costs are included in property and equipment, net on our consolidated balance sheets.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements

See Note 2 to our annual consolidated financial statements “Summary of Significant Accounting Policies” for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of December 31, 2020, we had cash and cash equivalents, and marketable securities of $262.1 million, which consisted primarily of cash held in one high-credit quality financial institution within the United States, cash in transit from third-party credit card providers, institutional money market funds, commercial paper, corporate bonds, and U.S. Treasury securities, which each carry a degree of interest rate risk. Changes in interest rates affect the interest income we earn on our cash, cash equivalents, and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio as of December 31, 2020.

Foreign Currency Exchange Risk

Our revenue is denominated in U.S. dollars. Our expenses are primarily denominated in U.S. dollars, except for our non-U.S. operations, which are denominated in the local currency. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates. To date, these fluctuations have not been material. As exchange rates vary, our operating loss may differ from expectations. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results as of December 31, 2020.

Item 8. Financial Statements and Supplementary Data.

Please refer to the Financial Statements and Notes to Financial Statements in this Form 10-K which is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by the collusion of two or more people or by management override of controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and directors as of December 31, 2020:

Name	Age	Position
Executive Officers:
Manish Chandra	53	Co-Founder, President, Chief Executive Officer, and Chairman of the Board
Anan Kashyap	42	Chief Financial Officer
John McDonald	56	Chief Operating Officer
Non-Employee Directors:
Navin Chaddha(2)(3)	50	Lead Independent Director
Jeffrey Epstein(1)	64	Director
John Marren(1)(3)	57	Director
Jenny Ming(1)	65	Director
Hans Tung(2)(3)	50	Director
Serena J. Williams(2)	39	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Manish Chandra. Mr. Chandra co-founded our Company and has served as our President, Chief Executive Officer and member of our board of directors since February 2011. Prior to co-founding Poshmark, Mr. Chandra co-founded Kaboodle, an online shopping website where he served as the Chief Executive Officer from February 2005 to August 2010, and which was acquired by Hearst Communications in August 2007. From August 2010 to February 2011, Mr. Chandra developed the foundation of what ultimately became Poshmark. Mr. Chandra holds an M.B.A. in Marketing and Finance from Haas Business School at the University of California, Berkeley, an M.S. in Computer Science from the University of Texas at Austin, and a B.Tech from the Indian Institute of Technology, Kanpur.

We believe that Mr. Chandra is qualified to serve as a member of our board of directors based on the perspective and experience he brings as our President, Chief Executive Officer, and co-founder.

Anan Kashyap. Mr. Kashyap has served as our Chief Financial Officer since July 2016. From January 2014 to July 2016, Mr. Kashyap served as Vice President of Strategic Finance, Investor Relations, and Corporate Development at GrubHub, an online and mobile food-ordering company. From May 2012 to August 2013, Mr. Kashyap served as Vice President of Finance at KAYAK, a global travel search engine acquired by Priceline. From July 2007 to May 2012, Mr. Kashyap served as a Vice President in the investment banking group at Deutsche Bank, an international investment bank and financial services company. Mr. Kashyap holds an M.B.A. from the UCLA Anderson School of Management and a B.A. in Business Economics from University of California, Los Angeles.

John McDonald. Mr. McDonald has served as our Chief Operating Officer since September 2018. Mr. McDonald served as our Vice President of Business Operations from November 2013 to September 2018. From October 2009 to November 2013, Mr. McDonald served as Vice President of Sales and Support and then as General Manager at Ning, a platform to create a social media network later acquired by Glam Media in December 2011. Mr. McDonald holds an M.B.A. from Harvard Business School and a B.S. in Chemical Engineering from the University of California, Berkeley.

Non-Employee Directors

Navin Chaddha. Mr. Chaddha has served on our board of directors since February 2011. Mr. Chaddha is a Managing Director and leads Mayfield, a venture capital firm, where he has worked since 2006. Over his venture capital career, Mr. Chaddha has invested in over 50 companies, of which over 30 have been acquired or had IPOs, resulting in his being named as a Top Five investor on the 2020 Forbes Midas list of Top Tech investors. Early in his career, Mr. Chaddha co-founded three companies, including VXtreme, which was acquired by Microsoft to become Windows Media. Mr. Chaddha holds an M.S. in Electrical Engineering from Stanford University and a B.Tech in Electrical Engineering from the Indian Institute of Technology, Delhi, from which he received the distinguished alumni award.

We believe that Mr. Chaddha is qualified to serve as a member of our board of directors due to his broad investment experience in the technology industry, his executive and board experience at various technology companies, as well as his extensive experience as an entrepreneur and venture capital investor.

Jeffrey Epstein. Mr. Epstein has served as a member of our board of directors since April 2018. Since November 2011, Mr. Epstein has served as an Executive in Resident and then as Operating Partner of Bessemer Ventures Partners, a venture capital firm. Since June 2019, Mr. Epstein has served as Co-Chief Executive Officer and Chief Financial Officer of Apex Technology Holdings, a SPAC listed on Nasdaq. Since September 2014, Mr. Epstein has also been a Lecturer in the Department of Management Science and Engineering at Stanford University. Mr. Epstein has served as a member of the board of Twilio since July 2017 and Shutterstock since April 2012. He also served as a member of the board of directors of Booking Holdings, from April 2003 to June 2019, and Global Eagle Entertainment, from January 2013 to June 2018. From September 2008 to April 2011, Mr. Epstein served as Executive Vice President and Chief Financial Officer of Oracle. Mr. Epstein holds an M.B.A. from Stanford University Graduate School of Business and a B.A. in Economics and Political Science from Yale University.

We believe that Mr. Epstein is qualified to serve as a member of our board of directors due to his executive and board experience and broad investment experience in the technology industry.

John Marren. Mr. Marren has served as a member of our board of directors since July 2018. Since November 2017, Mr. Marren has served as Senior Managing Director in North America of Temasek, a sovereign wealth fund of the Government of Singapore. Prior to joining Temasek, Mr. Marren was a Senior Partner and the Head of Technology Investments at TPG Capital from March 2000 to March 2016. Since February 2017, Mr. Marren has served as a member of the board of directors of Advanced Micro Devices, and has served as a member of the board of directors of Impossible Foods, a private company, since August 2019. Mr. Marren previously served as a member of the board of directors of Avaya Holdings from October 2007 to April 2011, and again from August 2013 to December 2017. He has also served as a member of the board of directors at several other private companies, including Aptina Imaging from July 2009 to August 2014, Freescale Semiconductor from June 2007 to December 2015, Sungard Data Systems from August 2005 to November 2015, and Vertafore from July 2010 to 2015. From November 2001 to December 2012, Mr. Marren served as Chairman of the board of directors of MEMC Electronic Materials, Inc. (now known as SunEdison). Mr. Marren holds a BSEE in Engineering from the University of California, Santa Barbara.

We believe that Mr. Marren is qualified to serve as a member of our board of directors due to his broad investment experience in the technology industry and his background advising private and public companies in the technology industry.

Jenny Ming. Ms. Ming has served as a member of our board of directors since June 2019. From October 2009 to February 2019, Ms. Ming served as President and Chief Executive Officer of Charlotte Russe, a fast-fashion specialty retailer of apparel and accessories catering to young women. In February 2019, Charlotte Russe filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. From March 1999 to October 2006, Ms. Ming served as President of Old Navy, a $7 billion brand in The Gap, Inc.’s portfolio, where she oversaw all aspects of Old Navy and its 900 retail clothing stores in the United States and Canada. Ms. Ming joined The Gap, Inc. in 1986, serving in various executive capacities at its San Francisco headquarters, and in 1994, she was a member of the executive team that launched Old Navy. Ms. Ming has served on the boards of directors of Levi Strauss & Co since

2014, Paper Source since 2016, and Tower Foundation (at San Jose State University) since 2010. Ms. Ming holds a B.A. in Fashion Merchandising/Marketing from San Jose State University.

We believe that Ms. Ming is qualified to serve as a member of the board of directors due to her extensive operational and retail leadership experience in the apparel industry.

Hans Tung. Mr. Tung has served on our board of directors since March 2016. Mr. Tung is a Managing Partner at GGV Capital, a venture capital firm, where he has worked since October 2013. Prior to joining GGV, Mr. Tung was a Managing Partner at Qiming Venture Partners, a venture capital firm. Mr. Tung began his venture capital career with Bessemer Venture Partners, a venture capital firm, and was a former entrepreneur himself and a former technology banker at Merrill Lynch in New York and Hong Kong. Mr. Tung has served on the board of directors of private companies including musical.ly, Wish, StockX, Misfit, Xiaomi, eHi Car Service, Vedantu and Rupeek. He holds a B.S. in Industrial Engineering from Stanford University.

We believe that Mr. Tung is qualified to serve as a member of our board of directors due to his broad investment experience in the technology industry and his background advising companies in the technology industry.

Serena J. Williams. Ms. Williams has served as a member of our board of directors since January 2019. Ms. Williams began her career as a professional tennis player in 1995 and has won 23 career Grand Slam singles titles. Ms. Williams is also an activist, marketer, brand builder, and a dedicated philanthropist. In 2008, Ms. Williams established the Serena Williams Fund, where she focused on creating equity in education. To that end, Ms. Williams partnered with other corporations and organizations to build schools in Kenya and Jamaica as well as donate classroom resources and provide college scholarships. In 2016, Ms. Williams joined forces with her sister Venus to establish The Williams Sisters Fund to support joint philanthropic projects, beginning with the Yetunde Price Resource Center in Compton, California, which ensures individuals affected by violence and trauma have access to the resources they need to help them heal physically, emotionally, and spiritually. In 2019, Ms. Williams launched her own venture capital firm, Serena Ventures, which focuses on investing in companies that embrace diverse leadership, individual empowerment, creativity, and opportunity, and launched her own brand, SERENA, which celebrates body positivity and female empowerment. Additionally, Ms. Williams has also served as a Goodwill Ambassador with UNICEF since 2011. Since May 2017, Ms. Williams has served as a member of the board of directors of SVMK Inc., doing business as SurveyMonkey.

We believe that Ms. Williams is qualified to serve as a member of the board of directors due to her experience and perspective as an entrepreneur and developer of her global personal brand.

Each executive officer serves at the discretion of our board of directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. Our code of business conduct and ethics is available on our investor relations website at https://investors.poshmark.com/governance/governance-documents. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act.

Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors consists of seven directors, six of whom qualify as “independent” under the listing standards of Nasdaq. The number of directors will be fixed by our board of directors, subject to the terms of our amended and restated certificate of incorporation and amended and restated bylaws. Each of our current directors will continue to serve as a director until the election and qualification of his or her successor, or until his or her earlier death, resignation or removal.

Classified Board

Our amended and restated certificate of incorporation provides that our board of directors will be divided into three classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders. Our current directors will be divided among the three classes as follows:

•	the Class I directors will be Messrs. Chandra and Chaddha and Ms. Ming, and their terms will expire at the annual meeting of stockholders to be held in 2022;
•	the Class II directors will be Messrs. Epstein and Tung, and their terms will expire at the annual meeting of stockholders to be held in 2023; and
•	the Class III directors will be Mr. Marren and Ms. Williams, and their terms will expire at the annual meeting of stockholders to be held in 2024.

Upon expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the annual meeting of stockholders in the year in which that term expires. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal.

So long as our board of directors is classified, only our board of directors may fill vacancies on our board. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. The classification of our board of directors may have the effect of delaying or preventing changes in our control or management.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, including family relationships, our board of directors has determined that Messrs. Chaddha, Epstein, Marren, and Tung and Mss. Williams and Ming do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. The charter of each committee is available on our investor relations website at https://investors.poshmark.com/governance/governance-documents. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

Our audit committee consists of Messrs. Epstein and Marren and Ms. Ming, with Mr. Epstein serving as Chairman. Each member of our audit committee meets the requirements for independence under the listing standards of Nasdaq and SEC rules and regulations. Each member of our audit committee also meets the financial literacy and sophistication requirements of the listing standards of Nasdaq. In addition, our board of directors has determined that Mr. Epstein is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act. We intend to comply with the listing requirements of Nasdaq regarding the composition of our audit committee within the transition period for newly public companies. Our audit committee will, among other things:

•	select a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•	help to ensure the independence and performance of the independent registered public accounting firm;
•

discuss the scope and results of the audit with the independent registered public accounting firm, and review, with management and the independent registered public accounting firm, our interim and year-end results of operations;

•	develop procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•	review our policies on risk assessment and risk management;
•	review related party transactions; and
•	approve or, as required, pre-approve, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee consists of Messrs. Chaddha and Tung and Ms. Williams, with Mr. Tung serving as Chairman. Each member of our compensation committee meets the requirements for independence under the listing standards of Nasdaq and SEC rules and regulations. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, or Rule 16b-3. Our compensation committee will, among other things:

•	review, approve, and determine, or make recommendations to our board of directors regarding, the compensation of our executive officers;
•	administer our equity compensation plans;
•	review and approve, or make recommendations to our board of directors, regarding incentive compensation and equity compensation plans; and
•	establish and review general policies relating to compensation and benefits of our employees.

Nominating and Corporate Governance Committee

Our nominating and governance committee consists of Messrs. Chaddha, Marren, and Tung, with Mr. Chaddha serving as Chairman. Each member of our nominating and governance committee meets the requirements for independence under the listing standards of Nasdaq and SEC rules and regulations. Our nominating and corporate governance committee will, among other things:

•	identify, evaluate and select, or make recommendations to our board of directors regarding nominees for election to our board of directors and its committees;
•	evaluate the performance of our board of directors and of individual directors;
•	consider and make recommendations to our board of directors regarding the composition of our board of directors and its committees;

•	review developments in corporate governance practices;
•	evaluate the adequacy of our corporate governance practices and reporting; and
•	develop and make recommendations to our board of directors regarding corporate governance guidelines and matters.

Compensation Committee Interlocks and Insider Participation

Our compensation committee consists of Messrs. Chaddha and Tung, and Ms. Williams, with Mr. Tung serving as Chairman. None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our board of directors or compensation committee. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for information about related party transactions involving members of our compensation committee or their affiliates.

Non-Employee Director Compensation

We did not provide any compensation or make any equity awards or non-equity awards to any of our non-employee directors during the fiscal year ended December 31, 2020, or our fiscal year 2020. Directors may be reimbursed for travel and other expenses directly related to their activities as directors. The following individuals served as non-employee directors during fiscal year 2020: Navin Chaddha, Jeffrey Epstein, John Marren, Jenny Ming, Hans Tung, and Serena Williams. As of December 31, 2020, Ms. Ming held an outstanding RSU award for 17,736 shares and an outstanding stock option for 41,339 shares, both for Class B common stock, and Ms. Williams held an outstanding stock option for 180,000 shares of our Class B common stock. During our fiscal year 2020, Mr. Chandra, our Chief Executive Officer, was a member of our board of directors, as well as an employee, and received no additional compensation for his services as a director. See “Item 11. Executive Compensation” for more information about Mr. Chandra’s compensation for our fiscal year 2020.

In connection with our initial public offering, we implemented a formal policy pursuant to which our non-employee directors will be eligible to receive the following cash retainers and equity awards:

Annual Retainer for Board Membership
Annual service on the board of directors	$30,000
Annual service as lead independent director	$15,000
Additional Annual Retainer for Committee Membership
Annual service as member of the audit committee (other than chair)	$10,000
Annual service as chair of the audit committee	$20,000
Annual service as member of the compensation committee (other than chair)	$6,000
Annual service as chair of the compensation committee	$12,000
Annual service as member of the nominating and corporate governance committee (other than chair)	$4,000
Annual service as chair of the nominating and corporate governance committee	$8,000

Our policy provides that each non-employee director as of the effective time of the registration statement for our initial public offering will be granted an equity award for our Class A common stock having a fair market value of $175,000, of which 50% will be RSUs and 50% will be stock options, or IPO Grant. In addition, our policy provides that, upon initial election to our board of directors, each non-employee director will be granted an equity award having a fair market value of $350,000, or Initial Grant, of which 50% will be RSUs and 50% will be stock options. Furthermore, on the date of each of our annual meetings of stockholders following the completion of our initial public offering, each non-employee director who will continue as a non-employee director following such meeting will be granted an annual equity award having a fair market value of $175,000, or Annual Grant, of which 50% will be RSUs and 50% will be stock options. The IPO Grant and the Annual Grant will vest in full on the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of stockholders, subject to continued service as a director through the applicable vesting date. The Initial Grant will vest in equal installments on the first, second, and third anniversary of the grant date, subject to continued service as a director through the applicable vesting date. Such awards are subject to full accelerated vesting upon the sale of the Company.

Non-employee directors will be given the opportunity to defer all or a portion of any RSUs granted under our policy into deferred stock units pursuant to the terms and conditions of our policy, our 2021 Plan, and our Non-Employee Directors’ Deferred Compensation Program.

Employee directors will receive no additional compensation for their service as directors.

We will reimburse all reasonable out-of-pocket expenses incurred by non-employee directors for their attendance at meetings of our board of directors or any committee thereof.

Item 11. Executive Compensation.

The following discussion contains forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation policies and practices that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during our fiscal year 2020, and our next two most highly compensated executive officers in respect of their service to our company for fiscal year 2020. We refer to these individuals as our named executive officers. Our named executive officers for fiscal year 2020 were:

•	Manish Chandra, our Chief Executive Officer;
•	Anan Kashyap, our Chief Financial Officer; and
•	John McDonald, our Chief Operating Officer.

Our executive compensation program is based on a pay for performance philosophy. Compensation for our executive officers is composed primarily of the following main components: base salary, bonus, and equity incentives in the form of stock options and RSUs. Our executive officers, like all full-time employees, are eligible to participate in our health and welfare benefit plans. We intend to evaluate our compensation philosophy and compensation plans and arrangements as circumstances require.

2020 Summary Compensation Table

The following table provides information regarding the total compensation, for services rendered in all capacities, that was earned by our named executive officers during our fiscal years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Total ($)
Manish Chandra	2020	405,000	2,056,271	1,996,451	300,220	4,757,942
Chief Executive Officer	2019	381,250	—	3,102,900	198,660	3,682,810
Anan Kashyap	2020	370,000	3,804,096	—	206,622	4,380,718
Chief Financial Officer	2019	345,750	—	496,464	120,400	962,614
John McDonald	2020	370,000	3,084,407	—	206,622	3,661,029
Chief Operating Officer	2019	337,500	—	496,464	120,400	954,364

(1)

The amount reported represents the aggregate grant date fair value of the RSUs awarded to the named executive officers in fiscal year 2020, calculated in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures related to service vesting conditions. The assumptions used in calculating the grant date fair value of the RSUs reported in this column are set forth in the Notes to our Consolidated Financial Statements included elsewhere in this 10-K. The amounts reported in this column reflect the accounting cost for these RSUs and do not correspond to the actual economic value that may be received by the named executive officers upon any sale of the underlying shares of common stock.

(2)

The amounts reported represent the aggregate grant date fair value of the stock options awarded to the named executive officer in fiscal year 2020 and fiscal year 2019, calculated in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures related to service vesting conditions. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in the Notes to our Consolidated Financial Statements included elsewhere in this 10-K. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to actual economic value that may be received by the named executive officers upon exercise of the stock options.

(3)

The amounts reported reflect bonuses paid under our 2020 Executive Compensation Plan and 2019 Executive Compensation Plan to our named executive officers based upon achievement of certain company and individual performance metrics. Our 2020 Executive Compensation Plan is described more fully in the Narrative to Summary Compensation Table below.

Narrative to Summary Compensation Table

Base Salaries

We use base salaries to recognize the experience, skills, knowledge, and responsibilities required of all our employees, including our named executive officers. Base salaries are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For fiscal year 2020, the annual base salaries for each of Messrs. Chandra, Kashyap, and McDonald were $425,000, $390,000, and $390,000, respectively which were increased on July 1, 2020 from $385,000, $350,000, and $350,000, respectively.

Annual Bonuses

From time to time, our board of directors may approve annual bonuses for our named executive officers based on individual performance, company performance, or as otherwise determined to be appropriate. For fiscal year 2020, our named executive officers participated in our 2020 Executive Compensation Plan, which provides a bonus based upon company performance against pre-established performance goals and individual performance. Each of Messrs. Chandra, Kashyap, and McDonald have a target bonus equal to 80%, 60%, and 60% of their respective annual base salary. Our fiscal year 2020 performance goals are weighted equally between a GMV performance metric and an adjusted EBITDA performance metric.

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture, and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors periodically reviews the equity incentive compensation of our named executive officers and from time to time may grant equity incentive awards to them. In August 2020, our board of directors approved RSU grants to our named executive officers as set forth in more detail in the “Outstanding Equity Awards at Fiscal 2020 Year-End” table below. Additionally, in September 2020, our board of directors also granted a stock option grant to Mr. Chandra as set forth in more detail in the “Outstanding Equity Awards at Fiscal 2020 Year-End” table below.

Executive Employment Arrangements

Offer Letters in Place During the Year Ended December 31, 2020 for Named Executive Officers

Manish Chandra

On February 10, 2011, we entered into an offer letter with Mr. Chandra for the position of Chief Executive Officer. The offer letter provided for Mr. Chandra’s at-will employment and set forth his annual base salary and his eligibility to participate in our benefit plans generally. Mr. Chandra is subject to our standard employment, confidential information, and invention assignment agreement.

Anan Kashyap

On June 2, 2016, we entered into an offer letter with Mr. Kashyap for the position of Chief Financial Officer. The offer letter provided for Mr. Kashyap’s at-will employment and set forth his annual base salary, target bonus opportunity, certain relocation reimbursements, an option grant, and his eligibility to participate in our benefit plans generally. Mr. Kashyap is subject to our standard employment, confidential information, and invention assignment agreement.

John McDonald

On October 28, 2013, we entered into an offer letter with Mr. McDonald pursuant to which he became our Vice President of Marketplace Operation. The offer letter provided for Mr. McDonald’s at-will employment, set forth his annual base salary, a one-time performance bonus payable three months following his start date, an option grant, and provided for his eligibility to participate in our benefit plans generally. Mr. McDonald is subject to our standard employment, confidential information, and invention assignment agreement.

Executive Severance Plan

We have adopted an executive severance plan in which our named executive officers and certain senior executives will participate. Our executive severance plan, or the Executive Severance Plan, provides that upon a (i) termination by us other than for “cause,” as defined in the Executive Severance Plan, death, or disability or (ii) a resignation for “good reason,” as defined in the Executive Severance Plan, in each case within the change in control period (i.e., the period beginning three months prior to, and ending 12 months after, a “change in control,” as defined in the Executive Severance Plan), an eligible participant will be entitled to receive, subject to the execution and delivery of an effective release of claims in favor of us, (i) a lump sum cash payment equal to 18 months of base salary for our Chief Executive Officer and 12 months of base salary for our C-level executive officers (other than any Chief Executive Officer) and Senior Vice Presidents, or the Senior Executive Officers, (ii) a monthly cash payment equal to our contribution towards health insurance for up to 18 months for our Chief Executive Officer and up to 12 months for our Senior Executive Officers, (iii) a pro rata target annual bonus for the year in which the termination occurs, based on the number of days in such year prior to the termination date of such participant, and (iv) full accelerated vesting of all outstanding and unvested equity award held by such participant; provided, that any unvested and outstanding equity awards subject to performance conditions will be deemed satisfied at the target levels specified in the applicable award agreements.

The Executive Severance Plan also provides that upon (i) termination by us for any reason other than for “cause,” as defined in the Executive Severance Plan, death or disability, in each case outside of the change in control period, an eligible participant will be entitled to receive, subject to the execution and delivery of an effective release of claims in favor of us, (i) a lump sum cash payment equal to 12 months of base salary for our Chief Executive Officer and 6 months of base salary for any Senior Executive Officer, (ii) a monthly cash payment equal to our contribution towards health insurance for up to 12 months for our Chief Executive Officer and up to 6 months for any Senior Executive Officer, and (iii) a pro rata target annual bonus for the year in which the termination occurs, based on the number of days in such year prior to the termination date of such participant.

The payments and benefits provided under the Executive Severance Plan in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Code. These payments and benefits may also subject an eligible participant, including the named executive officers, to an excise tax under Section 4999 of the Code. If the payments or benefits payable in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to the recipient.

Outstanding Equity Awards at Fiscal 2020 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of fiscal year 2020:

	Option Awards(1)						Stock Awards(2)
Name	Vesting Commencement Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested($)(3)
Manish Chandra	10/1/2015	(4)	85,155	—	1.11	12/14/2025		—
	5/9/2017	(4)(5)	330,909	64,060	1.52	5/8/2027	—	—
	2/1/2019	(4)(5)	229,166	270,834	10.77	1/11/2029	—	—
	4/1/2020	(6)	—	195,556	21.03	9/16/2030	—	—
	4/1/2020	(7)	—	—	—	—	97,778	4,106,676
Anan Kashyap	7/25/2016	(4)(5)	264,125	—	1.11	8/24/2026
	2/1/2019	(4)(5)	36,666	43,334	10.77	1/11/2029	—	—
	4/1/2020	(7)	—	—	—	—	180,889	7,597,338
John McDonald	11/18/2013	(4)(5)	181,137	—	0.41	11/19/2023	—	—
	9/1/2015	(4)	100,000	—	1.11	9/17/2025	—	—
	5/9/2017	(4)(5)	137,727	16,015	1.52	5/8/2027	—	—
	2/1/2019	(4)(5)	36,666	43,334	10.77	1/11/2029	—	—
	4/1/2020	(7)	—	—	—	—	146,667	6,160,014

(1)	Each stock option for shares of our Class B common stock was granted pursuant to our 2011 Plan. No named executive officer has early exercisable options.

(2)

As further described in the footnotes below, the RSUs granted pursuant to our 2011 Plan will vest upon the satisfaction of both a time-based condition and a performance-based condition before the award’s expiration date. The performance-based condition will be satisfied on the first to occur of (i) a change in control or (ii) the initial public offering of our securities. The expiration date is August 19, 2027. Any RSUs that have satisfied the time-based condition at the time of the named executive officer’s termination of service remain eligible for vesting upon the achievement of the performance-based condition prior to the expiration date of the award.

(3)	The amounts represent the number of shares underlying the RSUs multiplied by our initial public offering price of $42.00 per share.
(4)

1/4th of the shares subject to the option vest and become exercisable on the first anniversary of the vesting commencement date, with the balance vesting and becoming exercisable in equal monthly installments over 36 months thereafter, subject to the named executive officer maintaining a service relationship with us at such time.

(5)

In the event the named executive officer is terminated without “cause” or resigns for “good reason” within 12 months following a “sale event” (as such terms are defined in the applicable award agreements), then the named executive officer is entitled to full accelerated vesting of all shares subject to the applicable option.

(6)

1/4th of the shares subject to the option vest and become exercisable on the first anniversary of the vesting commencement date, with the balance vesting and becoming exercisable in 12 equal quarterly installments over thereafter, subject to the named executive officer maintaining a service relationship with us at such time.

(7)

The time-based condition of the award vests as follows: 1/4th of the total RSUs on the first anniversary of the vesting commencement date and the remaining RSUs vest in 12 equal quarterly installments thereafter subject to the named executive officer continuing to provide service to us through each such vesting date.

Employee Benefits and Stock Plans

2021 Stock Option and Incentive Plan

Our 2021 Plan was adopted by our board of directors in November 2020 and approved by our stockholders in January 2021, and became effective on January 12, 2021. The 2021 Plan replaced the 2011 Plan, as our board of directors has determined not to make additional awards under the 2011 Plan following the completion of our initial public offering. However, the 2011 Plan will continue to govern outstanding equity awards granted thereunder. The 2021 Plan allows the compensation committee to make equity-based incentive awards to our officers, employees, directors, and other key persons, including consultants.

Authorized Shares. We have initially reserved 10,000,000 shares of our Class A common stock for the issuance of awards under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022, by 5% of the number of outstanding shares of our Class A and Class B common stock on the immediately preceding December 31 or such lesser number of shares as determined by our compensation committee. This number will be subject to adjustment in the event of a stock split, stock dividend, or other change in our capitalization. The shares we issue under the 2021 Plan will be authorized but unissued shares or shares that we reacquire. The shares of Class A and Class B common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, or are otherwise terminated, other than by exercise, under the 2021 Plan and the 2011 Plan will be added back to the shares of Class A common stock available for issuance under the 2021 Plan. The maximum number of shares of Class A common stock that may be issued as incentive stock options in any one calendar year period may not exceed 10,000,000 cumulatively increased on January 1, 2022 and on each January 1 thereafter by the lesser of 5% of the number of outstanding shares of Class A and Class B common stock as of the immediately preceding December 31, or 10,000,000 shares.

Non-Employee Director Limit. Our 2021 Plan contains a limitation whereby the value of all awards under our 2021 Plan and all other cash compensation paid by us to any non-employee director may not exceed: (i) $1,000,000 in the first calendar year an individual becomes a non-employee director and (ii) $750,000 in any other calendar year.

Administration. The 2021 Plan is administered by our compensation committee. Our compensation committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the 2021 Plan. The plan administrator is specifically authorized to exercise its discretion to reduce the exercise price of outstanding stock options and stock appreciation rights or effect the repricing of such awards through cancellation and re-grants.

Eligibility. Persons eligible to participate in the 2021 Plan will be those employees, non-employee directors and consultants, as selected from time to time by our compensation committee at its discretion.

Options. The 2021 Plan permits the granting of both options to purchase Class A common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. The option exercise price of each option will be determined by our compensation committee but may not be less than 100% of the fair market value of our Class A common stock on the date of grant unless the option is (i) granted pursuant to a transaction described in, and in a manner consistent with, Section 424(a) of the Code, (ii) granted to individuals who are not subject to U.S. income tax on the date of grant, or (iii) otherwise compliant with Section 409A. The term of each option will be fixed by our compensation committee and may not exceed 10 years from the date of grant. Our compensation committee will determine at what time or times each option may be exercised.

Stock Appreciation Rights. Our compensation committee may award stock appreciation rights subject to such conditions and restrictions as it may determine. Stock appreciation rights entitle the recipient to shares of Class A common stock, or cash, equal to the value of the appreciation in our stock price over the exercise price. The exercise price may not be less than 100% of the fair market value of our Class A common stock on the date of grant. The term of each stock appreciation right will be fixed by our compensation committee and may not exceed 10 years from the date of grant. Our compensation committee will determine at what time or times each stock appreciation right may be exercised.

Restricted Stock and Restricted Stock Units. Our compensation committee may award restricted shares of Class A common stock and RSUs to participants subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with us through a specified vesting period.

Unrestricted Stock. Our compensation committee may grant or sell shares of Class A common stock that are free from any restrictions under the 2021 Plan. Unrestricted stock may be granted to participants in recognition of past services or for other valid consideration and may be issued in lieu of cash compensation due to such participant.

Dividend Equivalent Rights. Our compensation committee may grant dividend equivalent rights to participants that entitle the recipient to receive credits for dividends that would be paid if the recipient had held a specified number of shares of Class A common stock.

Cash-Based Awards. Our compensation committee may grant cash bonuses under the 2021 Plan to participants, subject to the achievement of certain performance goals, including continued employment with us through a specified period.

Sale Event. The 2021 Plan provides that upon the effectiveness of a “sale event,” as defined in the 2021 Plan, an acquirer or successor entity may assume, continue or substitute for the outstanding awards under the 2021 Plan. To the extent that awards granted under the 2021 Plan are not assumed, continued or substituted by the successor entity, all unvested awards granted under the 2021 Plan shall terminate. In such case, except as may be otherwise provided in the relevant award agreement, all options and stock appreciation rights with time-based vesting conditions or restrictions that are not exercisable immediately prior to the sale event will become fully exercisable as of the sale event, all other awards with time-based vesting, conditions or restrictions will become fully vested and nonforfeitable as of the sale event, and all awards with conditions and restrictions relating to the attainment of performance goals may become vested and nonforfeitable in connection with the sale event in the plan administrator’s discretion or to the extent specified in the relevant award agreement. In the event of such termination, (i) individuals holding options and stock appreciation rights will be permitted to exercise such options and stock appreciation rights (to the extent exercisable) prior to the sale event or (ii) we may make or provide for a payment, in cash or in kind, to participants holding vested and exercisable options and stock appreciation rights, in exchange for the cancellation thereof, equal to, for each share of our Class A common stock underlying such options and stock appreciation rights, the difference between the per share consideration payable to stockholders in the sale event and the exercise price of the options or stock appreciation rights. We may also make or provide for a payment, in cash or in kind, to participants holding other awards in an amount equal to the product of the per share cash consideration in the sale event and the number of vested shares subject to each such award.

Amendment. Our board of directors may amend or discontinue the 2021 Plan, and our compensation committee can amend or cancel outstanding awards for purposes of satisfying changes in law or any other lawful purpose, but no such action may adversely affect rights under an outstanding award without the holder’s consent. Certain amendments to the 2021 Plan will require the approval of our stockholders.

No awards may be granted under the 2021 Plan after the date that is 10 years from January 12, 2021, and no incentive stock options may be granted under the 2021 Plan after the date that is 10 years from the date of stockholder approval of the 2021 Plan. No awards under the 2021 Plan have been made prior to the date hereof.

2011 Stock Option and Grant Plan, as amended

Our 2011 Plan was approved by our board of directors and our stockholders on February 11, 2011 and most recently amended by our board of directors in August 2020. As of December 31, 2020, we reserved an aggregate of 14,700,460 shares of our Class B common stock for the issuance of options and other equity awards under the 2011 Plan. This number is subject to adjustment in the event of a stock split, stock dividend, or other change in our capitalization. As of December 31, 2020, options to purchase 7,660,786 shares of our Class B common stock at a weighted average exercise price of $5.09 per share, 2,219,770 RSUs for shares of our Class B common stock, and no shares of restricted stock were outstanding under the 2011 Plan and 450,010 shares remained available for future issuance under the 2011 Plan. Following the completion of our initial public offering, we have not and will not grant any further awards under our 2011 Plan, but all outstanding awards under the 2011 Plan will continue to be governed by their existing terms.

Authorized Shares. The shares we have issued under the 2011 Plan were authorized but unissued shares or shares we reacquired. The shares of Class B common stock underlying any awards that are forfeited, cancelled, reacquired by us prior to vesting, satisfied without the issuance of stock, or otherwise terminated (other than by exercise) and the shares of Class B common stock that are withheld upon exercise of a stock option or settlement of an award to cover the exercise price or tax withholding, are currently added back to the shares of Class B common stock available for issuance under the 2011 Plan. Such shares have been added to the shares of Class A common stock available for issuance under the 2021 Plan.

Administration. The 2011 Plan is currently administered by the board of directors. The plan administrator has the authority to interpret and administer our 2011 Plan and any agreement thereunder and to determine the terms of awards, including the recipients, the number of shares subject to each award, the exercise price, if any, the vesting schedule applicable to the awards together with any vesting acceleration and the terms of the award agreement for use under our 2011 Plan. The plan administrator is specifically authorized to exercise its discretion to reduce the exercise price of outstanding stock options or effect the repricing of stock options through cancellation and re-grants.

Eligibility. The 2011 Plan permits us to make grants of incentive stock options to our employees and any of our subsidiary corporations’ employees, and grants of non-qualified stock options, restricted stock awards, unrestricted stock awards, and RSUs to the officers, employees, directors, and consultants of the company and our subsidiary corporations.

Options. The 2011 Plan permits the granting of stock options to purchase Class B common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code and stock options that do not so qualify. The option exercise price per share of our Class B common stock underlying each stock option was determined by the plan administrator and must have been at least equal to 100% of the fair market value of a share of our Class B common stock on the date of grant. In the case of an incentive stock option granted to a participant who, at the time of grant of such stock option, owned stock representing more than 10% of the voting power of all classes of stock of the Company, or a 10% owner, the exercise price per share of our Class B common stock underlying each such stock option must have been at least equal to 110% of the fair market value of a share of our Class B common stock on the date of grant. The term of each stock option may not have exceeded 10 years from the date of grant (or five years for a 10% owner). The plan administrator will determine the methods of payment of the exercise price of a stock option, which may include cash, a net exercise arrangement for non-qualified stock options, a promissory note (if permitted by the board of directors) and if permitted by the plan of administrators, through either the delivery of shares of our Class B common stock owned by the participant or a broker-assisted arrangement. After a participant’s termination of service (other than a termination for cause), the participant generally may exercise his or her stock options, to the extent vested as of such date of termination, for 30 days after termination or such longer period of time as specified in the applicable stock option agreement; provided, that if the termination is due to death or disability, the stock option generally will remain exercisable, to the extent vested as of such date of termination, until six months following such termination or such longer period of time as specified in the applicable stock option agreement. However, in no event may a stock option be exercised later than the expiration of its term.

Restricted Stock. The 2011 Plan permits the granting of shares of restricted stock. Restricted stock awards are grants of shares of our Class B common stock that are subject to various restrictions, including restrictions on transferability and forfeitures provisions. Shares of restricted stock will vest, and the restrictions on such shares will lapse, in accordance with terms and conditions established by the plan administrator.

Unrestricted Stock. The 2011 Plan permits the granting of shares of unrestricted stock. Unrestricted stock awards may be granted to participants in recognition of past services or for other valid consideration and may be issued in lieu of cash compensation due to such participant.

Restricted Stock Units. The 2011 Plan permits the granting of RSUs. An RSU is an award that covers a number of shares of our Class B common stock that may be settled upon vesting in cash or by the issuance of the underlying shares. The administrator determines the terms and conditions of RSUs, including the number of units granted, the vesting criteria (which may include accomplishing specified performance criteria or continued service to us), and the form and timing of payment.

Transferability or Assignability of Awards. The 2011 Plan does not allow for the transfer or assignment of awards other than by will or the laws of descent and distribution unless the applicable award agreement provides for such transfer or assignment by gift to an immediate family member, or by instrument to an inter vivos or testamentary trust in which the award is passed to beneficiaries upon the death of the participant.

Sale Event. The 2011 Plan provides that upon the occurrence of a “sale event” as defined in the 2011 Plan, awards may be assumed, substituted for new awards of a successor entity, or otherwise continued or terminated at the effective time of such sale event. In the case of the termination of outstanding stock options, such stock options may be exercised to the extent then exercisable within a period of time prior to the consummation of the sale event. In the case of forfeiture of restricted stock, such awards may be repurchased by us for a price per share equal to the original per share purchase price paid by the participant for the shares or the current fair market value of such shares, determined immediately prior to the effective time of the sale event. We may also make or provide for a cash payment to holders of vested and exercisable stock options, in exchange for the cancellation thereof, equal to, for each share of our Class B common stock underlying such stock option, the difference between the per share cash consideration in the sale event and the per share exercise price. We may make or provide for a cash payment to holders of restricted stock and RSU awards, in exchange for the cancellation thereof, in an amount equal to the product of the per share cash consideration in the sale event and the number of shares subject to each such award.

Amendment. Our board of directors may amend, suspend, or terminate the 2011 Plan at any time, subject to stockholder approval where such approval is required by applicable law. The plan administrator may also amend, modify, or terminate any outstanding award, including the exercise price of such award, provided that no amendment to an award may adversely affect any of the rights of a participant under any awards previously granted without his or her consent.

2021 Employee Stock Purchase Plan

In November 2020, our board of directors adopted, and, in January 2021, our stockholders approved, the ESPP. The ESPP became effective on January 12, 2021. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of Class A common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022, by the lesser of 3,000,000 shares of our Class A common stock, 1% of the number of outstanding shares of our Class A and Class B common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee.

All employees whose customary employment is for more than 20 hours per week and have completed at least 30 days of employment, or who are otherwise required to participate by applicable law or regulation, are eligible to participate in the ESPP. Any employee who owns 5% or more of the total combined voting power or value of all classes of stock will not be eligible to purchase shares under the ESPP.

We will make one or more offerings, consisting of one or more purchase periods, to our employees to purchase shares under the ESPP. The first offering will begin and end on dates to be determined by the plan administrator. Unless otherwise determined by the plan administrator, subsequent offerings will usually begin on the first business day occurring on or after each January 1 and July 1 and will continue for six-month periods, referred to as offering periods. Each eligible employee may elect to participate in any subsequent offering by submitting an enrollment form at least 15 days before the relevant offering date. As of the date of this Annual Report on Form 10-K, no offering periods have commenced.

Each employee who is a participant in the ESPP may purchase shares by authorizing contributions of 1-15% of his or her compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated contributions will be used to purchase shares on the last business day of the purchase period at a price equal to 85% of the fair market value of the shares on the first business day of the offering period or the last business day of the purchase period, whichever is lower, provided that no more than 1,000 shares of Class A common stock (or a lesser number as established by the plan administrator in advance of the purchase period) may be purchased by any one employee during each purchase period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of shares of Class A common stock, valued at the start of the offering period, under the ESPP for each calendar year in which a purchase right is outstanding.

The accumulated contributions of any employee who is not a participant on the last day of a purchase period will be refunded. An employee’s rights under the ESPP terminate upon voluntary withdrawal from the plan or when the employee ceases employment with us for any reason.

The ESPP may be terminated or amended by our board of directors at any time but shall automatically terminate on the 10-year anniversary of our initial public offering. An amendment that increases the number of shares of Class A common stock that is authorized under the ESPP and certain other amendments will require the approval of our stockholders. The plan administrator may adopt subplans under the ESPP for employees of our subsidiaries and affiliates who may participate in the ESPP and may require such employees to participate in the ESPP on different terms, to the extent permitted by applicable law.

Senior Executive Cash Incentive Bonus Plan

In November 2020, our board of directors adopted the Senior Executive Cash Incentive Bonus Plan, or the Bonus Plan. The Bonus Plan became effective on January 12, 2021. The Bonus Plan provides for cash bonus payments based upon the attainment of performance targets established by our compensation committee. The payment targets will be related to financial and operational measures or objectives with respect to our company, or corporate performance goals, as well as individual performance objectives.

Our compensation committee may select corporate performance goals from among the following: cash flow (including, but not limited to, operating cash flow and free cash flow); earnings before interest, taxes, depreciation and amortization; net income (loss) (either before or after interest, taxes, depreciation and/or amortization); changes in the market price of our Class A common stock; economic value-added; acquisitions or strategic transactions;

operating income (loss); return on capital, assets, equity, or investment; stockholder returns; return on sales; gross or net profit levels; productivity; expense efficiency; margins; operating efficiency; customer satisfaction; working capital; earnings (loss) per share of our Class A common stock; bookings, new bookings or renewals; sales or market shares; revenue; corporate revenue; number of customers, number of new customers or customer references; operating income and/or net annual recurring revenue, any of which may be (A) measured in absolute terms or compared to any incremental increase, (B) measured in terms of growth, (C) compared to another company or companies or to results of a peer group, (D) measured against the market as a whole and/or as compared to applicable market indices and/or (E) measured on a pre-tax or post-tax basis (if applicable).

Each executive officer who is selected to participate in the Bonus Plan will have a target bonus opportunity set for each performance period. The bonus formulas will be adopted in each performance period by the compensation committee and communicated to each executive. The corporate performance goals will be measured at the end of each performance period after our financial reports have been published. If the corporate performance goals and individual performance objectives are met, payments will be made as soon as practicable following the end of each performance period. Subject to the rights contained in any agreement between the executive officer and us, an executive officer must be employed by us on the bonus payment date to be eligible to receive a bonus payment. The Bonus Plan also permits the compensation committee to approve additional bonuses to executive officers in its discretion and provides the compensation committee with discretion to adjust the terms and conditions of the award as it deems appropriate.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual Code limits. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are generally not taxable to the employees until distributed from the 401(k) plan. Our 401(k) plan also features a Roth component, whereby participants can make contributions to the 401(k) plan on a post-tax basis that are not taxable upon distribution from the 401(k) plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2021 for:

•	each of our named executive officers;
•	each of our directors;
•	all of our directors and executive officers as a group; and
•	each person known by us to be the beneficial owner of more than 5% of any class of our voting securities.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of February 28, 2021 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.

We have based percentage ownership of our common stock on 11,114,719 shares of Class A common stock and 63,923,565 shares of Class B common stock outstanding as of February 28, 2021.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Poshmark, Inc., 203 Redwood Shores Parkway, 8th Floor, Redwood City, California 94065.

	Shares Beneficially Owned				% Total
	Class A		Class B		Voting
	Shares	%	Shares	%	Power
Name of Beneficial Owner:
Entities affiliated with Ameriprise Financial, Inc.(1)	821,800	7.4%	—	—	*
Entities affiliated with Mayfield(2)	—	—	17,253,647	27.0%	26.5%
Entities affiliated with GGV Capital(3)	—	—	5,126,167	8.0%	7.9%
Entities affiliated with Menlo Ventures(4)	—	—	10,319,197	16.1%	15.9%
Entities affiliated with Inventus Capital(5)	—	—	6,779,118	10.6%	10.4%
Anderson Investments Pte. Ltd.(6)	—	—	5,971,646	9.3%	9.2%
Manish Chandra(7)	—	—	6,211,478	9.7%	9.6%
Named Executive Officers and Directors:
Manish Chandra(7)	—	—	6,211,478	9.7%	9.6%
Anan Kashyap(8)	—	—	588,555	*	*
John McDonald(9)	—	—	511,675	*	*
Navin Chaddha(2)	—	—	17,253,647	27.0%	26.5%
Jeffrey Epstein(10)	—	—	269,634	*	*
John Marren(11)	—	—	—	—	—
Jenny Ming(12)	—	—	35,823	*	*
Hans Tung(3)	—	—	5,126,167	8.0%	7.9%
Serena J. Williams(13)	—	—	101,250	*	*
All directors and executive officers as a group (9 persons)(14)	—	—	30,098,229	47.1%	46.3%

*	Represents beneficial ownership or voting power of less than one percent (1%).
(1)

Based on the Schedule 13G filed with the Securities and Exchange Commission on February 10, 2021, reporting beneficial ownership as of January 31, 2021. Ameriprise Financial, Inc. has shared dispositive power with respect to 821,800 shares of Class A common stock and has shared voting power with respect to 811,300 shares of Class A common stock. Columbia Management Investment Advisers, LLC, or CMIA has shared dispositive power with respect to 821,800 shares of Class A common stock and has shared voting power with respect to 811,300 shares of Class A common stock. Columbia Wanger Asset Management, LLC, or CWAM, has shared dispositive power with respect to 700,800 shares of Class A common stock and has shared voting power with respect to 700,800 shares of Class A common stock. Columbia Acorn Fund, or CAF, has shared dispositive power with respect to 548,960 shares of Class A common stock and has shared voting power with respect to 548,960 shares of Class A common stock. Ameriprise Financial, Inc. is the parent company of CMIA and CWAM. Accordingly, the shares reported by Ameriprise Financial, Inc. include the shares reported by CMIA and CWAM. CMIA and CWAM is the investment adviser to CAF and various other unregistered and registered investment companies and managed accounts. Accordingly, the shares reported by CMIA and CWAM include the shares reported by CAF. Each of Ameriprise Financial, Inc. CMIA and CWAM may be deemed to beneficially own the shares reported, but each of these entities disclaims such beneficial ownership. The address for Ameriprise Financial Inc. is 145 Ameriprise Financial Center, Minneapolis, MN 55474. The address for CMIA is 225 Franklin St., Boston, MA 02110. The address for CWAM and CAF is 71 S Wacker Drive, Suite 2500, Chicago, IL 60606.

(2)

Consists of (i) 15,748,793 shares of Class B common stock held of record by Mayfield XIII, a Cayman Islands Exempted Limited Partnership, or MF XIII, and (ii) 1,504,854 shares of Class B common stock held of record by Mayfield Select, a Cayman Islands Exempted Limited Partnership, or MF Select. Mayfield XIII Management (UGP), Ltd., a Cayman Islands Exempted Company, or MF XIII UGP, is the general partner of Mayfield XIII Management (EGP), L.P., a Cayman Islands Exempted Limited Partnership, which is the general partner of MF XIII. Rajeev Batra, Navin Chaddha, and Vaneeta Varma are the directors of MF XIII UGP. As a result, each of the foregoing entities and individuals may be deemed to share beneficial ownership of the shares owned by MF XIII, but each of the individuals disclaims such beneficial ownership. Mayfield Select Management (UGP), Ltd., a Cayman Islands Exempted Company, or MF Select UGP, is the general partner of Mayfield Select Management (EGP), L.P., a Cayman Islands Exempted Limited Partnership, which is the general partner of MF Select. Rajeev Batra, Navin Chaddha, Timothy Chang, and Urshit Parikh are the directors of MF Select UGP. As a result, each of the foregoing entities and individuals may be deemed to share beneficial ownership of the shares owned by MF Select, but each of the individuals disclaims such beneficial ownership. The address for each of these entities is c/o Mayfield, 2484 Sand Hill Road, Menlo Park, CA 94025.

(3)

Consists of (i) 4,944,697 shares of Class B common stock held of record by GGV Capital V L.P. and (ii) 181,470 shares of Class B common stock held of record by GGV Capital V Entrepreneurs Fund L.P. GGV Capital V L.L.C. is the general partner of GGV Capital V L.P. and GGV Capital V Entrepreneurs Fund L.P. Glenn Solomon, Jixun Foo, Jenny Lee, Jeff Richards, and Hans Tung are the managing directors of GGV Capital V L.L.C., and share voting and investment control over these shares. The address for each of these entities is 3000 Sand Hill Road, Building 4, Suite 230, Menlo Park, CA 94025.

(4)

Consists of (i) 9,652,589 shares of Class B common stock held of record by Menlo Ventures XI, L.P., (ii) 372,490 shares of Class B common stock held of record by MMEF XI, L.P., (iii) 289,412 shares of Class B common stock held of record by Menlo Special Opportunities Fund, L.P. and (iv) 4,706 shares of Class B common stock held of record by MMSOP, L.P. MV Management XI, L.L.C. is the general partner of each of Menlo Ventures XI, L.P. and MMEF XI, L.P. and MSOP GP, L.L.C. is the general partner of each of Menlo Special Opportunities Fund, L.P. and MMSOP, L.P. The managing members of MV Management XI, L.L.C., H. DuBose Montgomery, John W. Javre, Douglas C. Carlisle, Mark A. Siegel and Venky V. Ganesan, may be deemed to have shared voting and investment power over the shares held by Menlo Ventures XI, L.P. and MMEF XI, L.P., but each of these individuals disclaims beneficial ownership of such shares, except to the extent of his proportionate pecuniary interest therein. The managing members of MSOP GP, L.L.C., Mark A. Siegel, Matthew J. Murphy, Shawn T. Carolan, and Venky V. Ganesan, may be deemed to have shared voting and investment power over the shares held by Menlo Special Opportunities Fund, L.P. and MMSOP, L.P., but each of these individuals disclaims beneficial ownership of such shares, except to the extent of his proportionate pecuniary interest therein. The address for each of these entities is 2884 Sand Hill Road, Suite 100, Menlo Park, CA 94025.

(5)

Consists of (i) 3,710,090 shares of Class B common stock held of record by Inventus Capital Partners Fund I L.P., a Cayman Islands Exempted Limited Partnership, or ICP I, (ii) 2,153,377 shares of Class B common stock held of record by Inventus Capital Partners Fund II Ltd., or ICP II, and (iii) 915,651 shares of Class B common stock held of record by Inventus Capital Co-Invest Annex Fund I L.P., a Delaware Limited Partnership, or ICP Annex. Inventus Capital Master Management I, Ltd, a Cayman Islands Exempted Limited Partnership, or ICPMM I, is the general partner of Inventus Capital Management I, L.P., a Cayman Islands Exempted Limited Partnership, or ICPM I, which is the general partner of ICP I. Inventus Capital Management II, Ltd, or ICPM II, is the General Partner of ICP II. Inventus Capital Co-Invest Anex Management I, LLC, or ICPM Anex I, is the general partner of ICP Annex. John Dougery, Jr and Kanwal Rekhi are the directors of ICPMM I and ICPM II, and the managing members of ICPM Anex. As a result, each of the foregoing entities and individuals may be deemed to share beneficial ownership of the shares respectively owned by ICP I, ICP II, and ICP Annex, but each of the individuals disclaims such beneficial ownership, except to the extent of his or her proportionate pecuniary interest therein. The address for each of these entities is 1325 Howard Street, Suite 244, Burlingame, CA 94010.

(6)

Consists of 5,971,646 shares of Class B common stock held of record by Anderson Investments Pte. Ltd, or Anderson. Anderson is a direct wholly-owned subsidiary of Thomson Capital Pte. Ltd., or Thomson, which in turn is a direct wholly-owned subsidiary of Tembusu Capital Pte. Ltd., or Tembusu, which in turn is a direct wholly-owned subsidiary of Temasek Holdings (Private) Limited, or Temasek. In such capacities, each of Thomson, Tembusu, and Temasek may be deemed to have voting and dispositive power over the shares held by Anderson. The address for Anderson, Thomson, Tembusu, and Temasek is 60B Orchard Road #06-18 Tower 2, The Atrium@Orchard, Singapore 238891.

(7)

Consists of (i) 5,400,000 shares of Class B common stock held of record by Manish Chandra, (ii) 787,034 shares of Class B common stock subject to outstanding options that are exercisable within 60 days of February 28, 2021, and (iii) RSUs for 24,444 shares of Class B common stock for which the service-based vesting condition would be satisfied within 60 days of February 28, 2021.

(8)

Consists of (i) 235,875 shares of Class B common stock held of record by Anan Kashyap, (ii) 307,458 shares of Class B common stock subject to outstanding options that are exercisable within 60 days of February 28, 2021, and (iii) RSUs for 45,222 shares of Class B common stock for which the service-based vesting condition would be satisfied within 60 days of February 28, 2021.

(9)

Consists of (i) 475,009 shares of Class B common stock subject to outstanding options that are exercisable within 60 days of February 28, 2021 and (ii) RSUs for 36,666 shares of Class B common stock for which the service-based vesting condition would be satisfied within 60 days of February 28, 2021.

(10)	Consists of 269,634 shares of Class B common stock subject to outstanding options that are exercisable within 60 days of February 28, 2021.
(11)	Excludes shares held by Anderson identified in footnote 6 above. Mr. Marren, a member of our board of directors, is a managing director at Temasek.
(12)

Consists of (i) 24,028 shares of Class B common stock subject to outstanding options that are exercisable within February 28, 2021 and (ii) RSUs for 11,795 shares of Class B common stock for which the service-based vesting condition would be satisfied within 60 days of February 28, 2021.

(13)	Consists of 101,250 shares of Class B common stock subject to outstanding options that are exercisable within 60 days of February 28, 2021.
(14)

Consists of (i) 28,861,168 shares of Class B common stock beneficially owned by our current directors and executive officers, (ii) 1,964,413 shares of Class B common stock subject to outstanding options that are exercisable within 60 days of February 28, 2021, and (iii) RSUs for 118,127 shares of Class B common stock for which the service-based vesting condition would be satisfied within 60 days of February 28, 2021.

Equity Compensation Plan Information

The table below presents information as of December 31, 2020 for our compensation plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of common stock to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants, and rights(1)	(c) Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by stockholders(2)	9,880,556	$5.09	450,010
Equity compensation plans not approved by stockholders	—	—	—
Total	9,880,556	$5.09	450,010

(1)

The weighted-average exercise price is calculated based solely on outstanding stock options. It does not reflect the shares that will be issued in connection with the settlement of restricted stock units, since restricted stock units have no exercise price.

(2)	Includes our 2011 Stock Option and Grant Plan. In connection with the IPO in January 2021, we adopted the 2021 Stock Option and Incentive Plan and 2021 Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed, when required, in “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 11. Executive Compensation” and the registration rights under our Investors’ Rights Agreement as described in “Description of Securities,” the following is a description of each transaction since January 1, 2017 and each currently proposed transaction in which:

•	we have been or are to be a participant;
•	the amount involved exceeded or exceeds $120,000; and
•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Equity Financing

Series D Redeemable Convertible Preferred Stock Financing

In October and November 2017, we sold an aggregate of 10,450,374 shares of our Series D redeemable convertible preferred stock at a purchase price of $8.3729 per share, for an aggregate purchase price of $87.5 million, pursuant to our Series D redeemable convertible preferred stock financing. The following table summarizes purchases of our Series D redeemable convertible preferred stock by related persons:

Stockholder	Shares of Series D Convertible Preferred Stock	Total Purchase Price
Anderson Investments Pte. Ltd.(1)	5,971,646	$49,999,995
Entities affiliated with Mayfield(2)	1,534,712	12,849,990
Entities affiliated with Inventus Capital(3)	895,746	7,499,992
Entities affiliated with Menlo Ventures(4)	358,298	2,999,993
Entities affiliated with GGV(5)	298,582	2,499,997

(1)

John Marren, a member of our board of directors, is a Managing Director at Temasek Holdings, which is the parent company of Anderson Investments Pte. Ltd. Anderson Investments Pte. Ltd. beneficially owns more than 5% of our outstanding capital stock as of December 31, 2020.

(2)

Affiliates of Mayfield holding our securities whose shares are aggregated for purposes of reporting share ownership information are Mayfield Select, a Cayman Islands Exempted Limited Partnership, and Mayfield XIII, a Cayman Islands Exempted Limited Partnership. Navin Chaddha, a member of our board of directors, is a Managing Director at Mayfield. Affiliates of Mayfield beneficially own more than 5% of our outstanding capital stock as of December 31, 2020.

(3)

Affiliates of Inventus Capital holding our securities whose shares are aggregated for purposes of reporting share ownership information are Inventus Capital Co-Invest Annex Fund I, L.P., a Delaware Limited Partnership, Inventus Capital Partners Fund I L.P., a Cayman Islands Exempted Limited Partnership, and Inventus Capital Partners Fund II Ltd. Affiliates of Inventus Capital beneficially own more than 5% of our outstanding capital stock as of December 31, 2020.

(4)

Affiliates of Menlo Ventures holding our securities whose shares are aggregated for purposes of reporting share ownership information are Menlo Ventures XI, L.P. and MMEF XI, L.P. Affiliates of Menlo Ventures beneficially own more than 5% of our outstanding capital stock as of December 31, 2020.

(5)

Affiliates of GGV holding our securities whose shares are aggregated for purposes of reporting share ownership information are GGV Capital V Entrepreneurs Fund L.P. and GGV Capital V L.P. Hans Tung, a member of our board of directors, is a Managing Partner at GGV. Affiliates of GGV beneficially own more than 5% of our outstanding capital stock as of December 31, 2020.

Secondary Sales

In March 2018, we agreed to waive certain transfer restrictions in connection with a sale and transfer of 288,750 shares of our outstanding common stock from certain holders of our capital stock to certain holders of our capital stock at $7.53561 per share, for a total aggregate purchase price of approximately $2.2 million, which series of transactions we refer to as the 2018 Secondary Sale. The following table summarizes purchases of our common stock by related persons in the 2018 Secondary Sale.

Purchasing Stockholder	Shares of Common Stock	Total Purchase Price
Entities affiliated with Inventus Capital(1)	19,905	$149,996.32

(1)

Affiliates of Inventus Capital holding our securities whose shares are aggregated for purposes of reporting share ownership information are Inventus Capital Co-Invest Annex Fund I, L.P., a Delaware Limited Partnership, Inventus Capital Partners Fund I L.P., a Cayman Islands Exempted Limited Partnership and

Inventus Capital Partners Fund II Ltd. Affiliates of Inventus Capital beneficially own more than 5% of our outstanding capital stock as of December 31, 2020.

In February 2019, we agreed to waive certain transfer restrictions in connection with a sale and transfer of 1,090,562 shares of our outstanding common stock from certain holders of our capital stock to certain new and existing stockholders of the Company at $17.00 per share, for a total aggregate purchase price of approximately $18.5 million, which series of transactions we refer to as the 2019 Secondary Sale. The following table summarizes sales and purchases of our common stock by related persons in the 2019 Secondary Sale.

Selling Stockholder	Shares of Common Stock	Total Purchase Price
Manish Chandra	575,000	$9,775,000
Anan Kashyap	35,000	595,000
John McDonald	75,000	1,275,000

Purchasing Stockholder	Shares of Common Stock	Total Purchase Price
Entities affiliated with Menlo Ventures(1)	294,118	$5,000,006

(1)

Affiliates of Menlo Ventures holding our securities whose shares are aggregated for purposes of reporting share ownership information are Menlo Special Opportunities Fund, L.P and MMSOP, L.P. Affiliates of Menlo Ventures beneficially own more than 5% of our outstanding capital stock as of December 31, 2020.

In August 2020, we agreed to waive certain transfer restrictions in connection with a sale and transfer of 647,802 shares of our outstanding common stock from certain holders of our capital stock to certain existing stockholders of the Company at $22.50 per share, for a total aggregate purchase price of approximately $14.6 million, which series of transactions we refer to as the 2020 Secondary Sale. The following table summarizes sales of our common stock by related persons in the 2020 Secondary Sale.

Selling Stockholder	Shares of Common Stock	Total Purchase Price
Manish Chandra	220,000	$4,950,000
Anan Kashyap	59,000	1,327,500
John McDonald	48,000	1,080,000

Convertible Note Financing

In September 2020, we issued the Convertible Notes to entities affiliated with Owl Rock Capital Group, or Owl Rock. Pravin Vazirani, a former member of our board of directors, is a Managing Director at Owl Rock. Mr. Vazirani resigned from our board of directors in March 2019. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Convertible Note Financing” for additional information.

Investors’ Rights Agreement

We are party to an Amended and Restated Investors’ Rights Agreement, or the IRA, dated as of October 20, 2017, which provides, among other things, that certain holders of our capital stock, including entities affiliated with Anderson Investments Pte. Ltd., GGV, Inventus Capital, Mayfield and Menlo Ventures, have the right to demand that we file a registration statement or request that their shares of our capital stock be included on a registration statement that we are otherwise filing.

Right of First Refusal and Co-Sale Agreement

Pursuant to our equity compensation plans and certain agreements with our stockholders, including a right of first refusal and co-sale agreement with certain holders of our capital stock, including entities affiliated with Anderson Investments Pte. Ltd., GGV, Inventus Capital, Mayfield and Menlo Ventures, which each hold more than 5% of our outstanding capital stock, Manish Chandra, our co-founder and Chief Executive Officer, Gautam Golwala, our co-founder and Chief Technical Officer, Chetan Pungaliya, our co-founder and Senior Vice President of Engineering, and Tracy Sun, our co-founder and Senior Vice President of New Markets, we or our assignees had a right to purchase shares of our capital stock which certain stockholders propose to sell to other parties. This right has terminated upon completion of our initial public offering.

Voting Agreement

We were party to a voting agreement under which certain holders of our capital stock, including entities affiliated with Anderson Investments Pte. Ltd, GGV, Inventus Capital, Mayfield and Menlo Ventures, Manish Chandra, our co-founder and Chief Executive Officer, Gautam Golwala, our co-founder and Chief Technical Officer, Chetan Pungaliya, our co-founder and Senior Vice President of Engineering, and Tracy Sun, our co-founder and Senior Vice President of New Markets, have agreed as to the manner in which they will vote their shares of our capital stock on certain matters, including with respect to the election of directors. Upon completion of our initial public offering, the voting agreement terminated and none of our stockholders have any special rights regarding the election or designation of members of our board of directors.

Other Transactions

We have granted stock options to our executive officers and certain of our directors. See “Item 11. Executive Compensation” for a description of these options.

We have entered into change in control arrangements with certain of our executive officers that, among other things, provide for certain severance and change in control benefits. See “Item 11. Executive Compensation” for more information regarding these agreements.

For the years ended December 31, 2018, 2019 and 2020, the Company purchased healthcare services in the amount of $0.4 million, $1.4 million and $1.4 million, respectively, from Kaiser Permanente. Jeffrey Epstein, one of our directors, serves as a member of the board of directors of Kaiser Permanente.

Other than as described above under this Item 13, since January 1, 2017, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.

Limitation of Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	any breach of their duty of loyalty to our company or our stockholders;
•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
•	any transaction from which they derived an improper personal benefit.

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

In addition, our amended and restated bylaws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our amended and restated bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Our amended and restated bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to very limited exceptions.

Further, we have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements will require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements will also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

The limitation of liability and indemnification provisions that are included in our amended and restated certificate of incorporation, amended and restated bylaws and in indemnification agreements that we enter into with our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be harmed to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions. At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees or other agents or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law.

Certain of our non-employee directors may, through their relationships with their employers, be insured and/or indemnified against certain liabilities incurred in their capacity as members of our board of directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Policies and Procedures for Related Party Transactions

Our audit committee charter provides that the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members. We have adopted written policies and procedures governing the review and approval of related party transactions.

All of the transactions described above were entered into prior to the adoption of a policy. Accordingly, each was approved by disinterested members of our board of directors after making a determination that the transaction was executed on terms no less favorable than those that could have been obtained from an unrelated third party.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for the years ended December 31, 2019 and 2020.

	Year Ended December 31,
	2019	2020
	(in thousands)
Audit fees(1)	$831	$3,131
Audit-related fees	—	—
Tax fees	20	70
All other fees	1	1
Total	$852	$3,202

(1)

The audit fees consist of fees for the audit of our annual financial statements, and the review of our unaudited consolidated interim financial statements. The fees for fiscal year 2020 included $1.6 million of services provided in connection with the registration statement for the initial public offering of our common stock, which was completed in January 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements.

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules.

All schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements and Notes.

(3)	Exhibits.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Form of Amended and Restated Certificate of Incorporation of Poshmark, Inc., as currently in effect.	S-1	333-251427	3.2	1/6/2021
3.2	Form of Amended and Restated Bylaws of Poshmark, Inc., as currently in effect.	S-1	333-251427	3.4	1/6/2021
4.1	Form of Class A Common Stock Certificate of Poshmark, Inc.	S-1	333-251427	4.1	1/6/2021
4.2	Amended and Restated Investors’ Rights Agreement, dated October 20, 2017, by and among Poshmark, Inc. and certain of its stockholders	S-1	333-251427	4.2	12/27/2020
4.3	Description of Securities					X
10.1	Form of Indemnification Agreement between Poshmark, Inc. and each of its directors.	S-1	333-251427	10.1	12/27/2020
10.2*	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1	333-251427	10.3	1/6/2021
10.3*	2021 Employee Stock Purchase Plan.	S-1	333-251427	10.4	1/6/2021
10.4*	Senior Executive Cash Incentive Bonus Plan.	S-1	333-251427	10.5	12/27/2020
10.5*	Executive Severance Plan.	S-1	333-251427	10.6	12/27/2020
10.6*	Non-Employee Director Compensation Policy.	S-1	333-251427	10.7	12/27/2020
10.7*	Rules and Conditions for the Non-Employee Directors’ Deferred Compensation Program.	S-1	333-251427	10.8	12/27/2020
10.8*	Offer Letter, dated June 2, 2016, between Poshmark, Inc. and Anan Kashyap.	S-1	333-251427	10.9	1/6/2021
10.9*	Offer Letter, dated October 28, 2013, between Poshmark, Inc. and John McDonald.	S-1	333-251427	10.10	1/6/2021
10.10	Office Lease Agreement, dated August 9, 2018, by and between Poshmark, Inc. and The Towers @ Shores Center, as amended January 15, 2019, and as further amended February 5, 2019.	S-1	333-251427	10.10	12/27/2020
10.11	Senior Unsecured Convertible Note Purchase Agreement, dated September 15, 2020, by and among Poshmark, Inc. and certain investors of Poshmark, Inc., and the form of Senior Unsecured Convertible Promissory Note thereunder.	S-1	333-251427	10.11	12/27/2020
21.1	Subsidiaries of Poshmark, Inc.	S-1	333-251427	21.1	12/27/2020
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
*	Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Poshmark, Inc.

Date: March 23, 2021	By:	/s/ Anan Kashyap
Anan Kashyap
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Manish Chandra	Co-Founder, President, Chief Executive Officer, and Chairman of the Board	March 23, 2021
Manish Chandra

/s/ Anan Kashyap	Chief Financial Officer	March 23, 2021
Anan Kashyap

/s/ John McDonald	Chief Operating Officer	March 23, 2021
John McDonald

/s/ Navin Chaddha	Lead Independent Director	March 23, 2021
Navin Chaddha

/s/ Jeffrey Epstein	Director	March 23, 2021
Jeffrey Epstein

/s/ John Marren	Director	March 23, 2021
John Marren

/s/ Jenny Ming	Director	March 23, 2021
Jenny Ming

/s/ Hans Tung	Director	March 23, 2021
Hans Tung

/s/ Serena J. Williams	Director	March 23, 2021
Serena J. Williams

Item 8. Financial Statements and Supplementary Data.

Poshmark, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Poshmark, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Poshmark, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable convertible preferred stock and stockholders' deficit and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 23, 2021

We have served as the Company’s auditor since 2018.

Poshmark, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2019	2020
Assets
Current assets
Cash and cash equivalents	$63,318	$235,834
Marketable securities	65,546	26,238
Prepaid expenses and other current assets	7,155	7,905
Total current assets	136,019	269,977
Property and equipment, net	9,845	8,447
Other assets	6,124	7,010
Total assets	$151,988	$285,434
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$7,574	$12,317
Funds payable to customers	73,863	117,127
Accrued expenses and other current liabilities	32,816	35,859
Total current liabilities	114,253	165,303
Redeemable convertible preferred stock warrant liability	1,221	3,494
Long-term portion of deferred rent and other liabilities	5,126	4,823
Convertible notes	—	55,421
Total liabilities	120,600	229,041
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.0001 par value; 52,372,222 shares authorized as of December 31, 2019 and 2020, aggregate liquidation preference of $159,704 as of December 31, 2019 and 2020, 52,286,631 shares issued and outstanding as of December 31, 2019 and 2020	156,175	156,175
Stockholders’ deficit
Common stock, $0.0001 par value, 79,000,000 shares authorized as of December 31, 2019 and 2020, 12,342,146 and 13,093,065 shares issued and outstanding as of December 31, 2019 and 2020, respectively	1	1
Additional paid-in capital	18,555	28,300
Accumulated deficit	(143,354)	(126,509)
Accumulated other comprehensive income (loss)	11	(1,574)
Total stockholders’ deficit	(124,787)	(99,782)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$151,988	$285,434

The accompanying notes are an integral part of these consolidated financial statements.

Poshmark, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2018	2019	2020
Net revenue	$148,305	$205,225	$262,077
Costs and expenses:
Cost of net revenue, exclusive of depreciation and amortization	22,837	34,142	43,507
Operations and support	20,299	29,879	39,759
Research and development	15,484	25,033	30,025
Marketing	88,439	132,470	92,915
General and administrative	15,464	31,474	29,577
Depreciation and amortization	802	2,056	2,894
Total costs and expenses	163,325	255,054	238,677
(Loss) income from operations	(15,020)	(49,829)	23,400
Interest income	1,096	1,677	569
Other expense, net
Change in fair value of redeemable convertible preferred stock warrant liability	(438)	(475)	(2,273)
Change in fair value of the convertible notes	—	—	(3,801)
Other, net	(22)	109	(393)
	(460)	(366)	(6,467)
(Loss) income before provision for income taxes	(14,384)	(48,518)	17,502
Provision for income taxes	91	174	657
Net (loss) income	$(14,475)	$(48,692)	$16,845
Undistributed earnings attributable to participating securities	—	—	(12,776)
Net (loss) income attributable to common stockholders	$(14,475)	$(48,692)	$4,069
Net (loss) income per share attributable to common stockholders, basic	$(1.29)	$(4.01)	$0.32
Net (loss) income per share attributable to common stockholders, diluted	$(1.29)	$(4.01)	$0.22
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders, basic	11,215	12,151	12,550
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders, diluted	11,215	12,151	18,323

The accompanying notes are an integral part of these consolidated financial statements.

Poshmark, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2018	2019	2020
Net (loss) income	$(14,475)	$(48,692)	$16,845
Other comprehensive (loss) income:
Change in fair value of the convertible notes related to instrument-specific credit risk	—	—	(1,620)
Change in foreign currency translation adjustment	—	(28)	73
Change in unrealized (losses) gains on marketable securities, net of tax	(13)	52	(38)
Total other comprehensive (loss) income	(13)	24	(1,585)
Comprehensive (loss) income	$(14,488)	$(48,668)	$15,260

The accompanying notes are an integral part of these consolidated financial statements.

Poshmark, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance as of January 1, 2018	52,286,631	$156,175	11,151,034	$1	$4,931	$(80,187)	$—	$(75,255)
Issuance of common stock upon exercise of stock options	—	—	305,846	—	303	—	—	303
Stock-based compensation	—	—	—	—	2,665	—	—	2,665
Other comprehensive loss	—	—	—	—	—	—	(13)	(13)
Net loss attributable to common stockholders	—	—	—	—	—	(14,475)	—	(14,475)
Balance as of December 31, 2018	52,286,631	156,175	11,456,880	1	7,899	(94,662)	(13)	(86,775)
Issuance of common stock upon exercise of stock options	—	—	885,266	—	889	—	—	889
Stock-based compensation	—	—	—	—	9,767	—	—	9,767
Other comprehensive income	—	—	—	—	—	—	24	24
Net loss attributable to common stockholders	—	—	—	—	—	(48,692)	—	(48,692)
Balance as of December 31, 2019	52,286,631	156,175	12,342,146	1	18,555	(143,354)	11	(124,787)
Issuance of common stock upon exercise of stock options	—	—	750,919	—	1,705	—	—	1,705
Stock-based compensation					8,040			8,040
Other comprehensive loss	—	—	—	—	—	—	(1,585)	(1,585)
Net income attributable to common stockholders	—	—	—	—	—	16,845	—	16,845
Balance as of December 31, 2020	52,286,631	$156,175	13,093,065	$1	$28,300	$(126,509)	$(1,574)	$(99,782)

The accompanying notes are an integral part of these consolidated financial statements.

Poshmark, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2019	2020
Cash flows from operating activities
Net (loss) income	$(14,475)	$(48,692)	$16,845
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	802	2,056	2,894
Stock-based compensation	2,606	9,687	7,959
Loss on disposal of property and equipment	189	135	50
Change in fair value of redeemable convertible preferred stock warrant liability	438	475	2,273
Change in fair value of the convertible notes	—	—	3,801
Accretion of discounts and amortization of premiums on marketable securities, net	(305)	(1,008)	(66)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(441)	726	(5,099)
Other assets	(895)	(4,911)	(886)
Accounts payable	(3,155)	(5,776)	10,161
Funds payable to customers	21,475	22,264	43,264
Accrued expenses and other current liabilities	5,860	18,840	3,431
Long-term deferred rent and other liabilities	(48)	(539)	(303)
Net cash provided by (used in) operating activities	12,051	(6,743)	84,324
Cash flows from investing activities
Purchases of property and equipment	(1,636)	(4,190)	(1,465)
Purchases of marketable securities	(63,124)	(92,655)	(67,929)
Maturities of marketable securities	—	91,585	80,057
Sales of marketable securities	—	—	27,208
Net cash (used in) provided by investing activities	(64,760)	(5,260)	37,871
Cash flows from financing activities
Proceeds from exercise of stock options	303	889	1,705
Deferred offering costs paid	—	—	(1,457)
Proceeds from borrowing on convertible notes	—	—	50,000
Net cash provided by financing activities	303	889	50,248
Effect of foreign exchange rate changes on cash and cash equivalents	—	(34)	73
Net (decrease) increase in cash and cash equivalents	(52,406)	(11,148)	172,516
Cash and cash equivalents
Beginning of year	126,872	74,466	63,318
End of year	$74,466	$63,318	$235,834
Supplemental cash flow data
Cash paid for income taxes	$16	$9	$14
Purchases of property and equipment not yet settled	210	—	—
Stock-based compensation capitalized to internal use software	59	80	81
Deferred offering costs included in accounts payable and accrued expenses and other accrued liabilities	120	—	1,749
Landlord funded leasehold incentives	—	5,658	—

The accompanying notes are an integral part of these consolidated financial statements.

Poshmark, Inc.

Notes to Consolidated Financial Statements

1.	Organization

Description of Business

Poshmark, Inc. (the Company) was incorporated in the state of Delaware with headquarters in Redwood City, California, and has wholly-owned subsidiaries based in Chennai, India, Vancouver, Canada, and New South Wales, Australia. The Company is a social marketplace that combines the human connection of a physical shopping experience with the scale, reach, ease, and selection benefits of eCommerce. In doing so, the Company brings the power of community to buying and selling online. Pairing technology with the inherent human desire to socialize, the Company creates passion and personal connections among users.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred net losses. During the year ended December 31, 2020, the Company generated net income of $16.8 million. At December 31, 2020, the Company had an accumulated deficit of $126.5 million. The Company has historically financed its operations primarily through the issuance and sale of redeemable convertible preferred stock and through the issuance of convertible debt. While the Company believes that its current cash, cash equivalents, and marketable securities are adequate to meet its needs for a one-year period from the date these consolidated financial statements are issued, the Company may need to borrow funds or raise additional equity to achieve its longer-term business objectives.

Initial Public Offering

The Company’s registration statement on Form S-1 (IPO Registration Statement) related to its initial public offering (IPO) was declared effective by the SEC on January 13, 2021, and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on January 14, 2021. On January 19, 2021, the Company completed its IPO, in which the Company issued and sold 6,600,000 shares of its Class A common stock at the public offering price of $42.00 per share, plus an additional 990,000 shares of common stock at the public offering price of $42.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $292.0 million after deducting underwriting discounts and commissions and estimated offering expenses. In connection with the IPO:

•	all 52,286,631 shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis; and
•

convertible notes with an aggregate principal amount of $50.0 million automatically converted into 1,400,560 shares of our Class A common stock at a conversion price equal to 85% of the IPO price of $42.00 per share.

•	redeemable convertible preferred stock warrants amounting to 85,583 automatically converted into Class B common stock warrants.

Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and consulting fees relating to the IPO, were capitalized in prepaid expenses and other current assets on the consolidated balance sheets. Upon completion of the IPO, $4.5 million of deferred offering costs were reclassified into additional paid-in capital and accounted for as a reduction of the IPO proceeds in the consolidated balance sheets.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

For the foreign subsidiaries where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded as a separate component of accumulated other

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

comprehensive income (loss). Foreign currency transaction gains and losses have not been material for all periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include the fair value of financial instruments, capitalization and estimated useful life of internal-use software, allowance for expected chargeback losses, estimates related to credits, incentives and refunds issued to customers, valuation of the convertible notes, valuation of the redeemable convertible preferred stock warrant liability, stock-based compensation, valuation of the Company’s common stock during periods prior to the Company's IPO, and valuation of deferred income tax assets and the uncertain tax position. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the consolidated financial statements will be affected.

The World Health Organization declared in March 2020 that the recent outbreak of the coronavirus disease (COVID-19) constituted a pandemic. The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The global impact of COVID-19 continues to rapidly evolve, and the Company will continue to monitor the situation and the effects on its business and operations closely. The Company does not yet know the full extent of potential impacts on its business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. Given the uncertainty, the Company cannot reasonably estimate the impact on its future results of operations, cash flows, or financial condition. As of the date of issuance of the consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.

Segment Information

The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM). The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it has one operating segment and one reporting unit.

Revenue Recognition

The Company recognizes revenue when it satisfies its performance obligations. The Company considers both sellers and buyers to be customers. The Company generates revenue from sellers for fees earned when sellers sell items they have listed on the Company’s platform to buyers. The Company generates revenue from buyers for fees earned when they purchase shipping labels used for delivery of the items purchased. The Company periodically reassesses its revenue recognition policies as new offerings become material, and business models evolve. The Company recognizes revenue net of estimated returns and cancellations based on its historical experience. Transactions may be cancelled by a buyer or seller in certain circumstances.

The Company enters into the Terms of Service (TOS) with buyers and sellers to use the Company’s technology platform. The TOS governs these parties’ use of the platform, including payment terms for the buyer and the seller and services to be provided by the Company. Under the TOS, upon the buyer’s purchase from the seller, the Company, buyer, and seller are committed to perform and enforceable rights and obligations are established.

Sellers

Sellers are able to list their items for sale on the Company’s platform at no charge. The Company charges a fee upon the sale of items listed on its platform. The fee is a fixed dollar amount for orders under a certain value, and a fixed percentage of the final sales price of the item for orders greater than that. The service the Company provides to sellers includes the facilitation of the sale of their items as well as certain ancillary activities such as payment

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

processing and authentication (for luxury items). These activities comprise a single performance obligation to sellers, which is to facilitate the sale of the listed items between sellers and buyers on the Company’s platform (sale facilitation).

The Company evaluates the presentation of revenue from sellers on a gross or net basis based on whether it acts as a principal or an agent in the sale of listed items between sellers and buyers. The Company does not control the listed items at any time prior to the transfer of such items to buyers. The Company acts as an agent in facilitating the sale of items from sellers to buyers by allowing them to connect and interact on the Company’s platform. The Company is not primarily responsible for fulfillment of purchased items, does not have inventory risk, and does not set the price for the listed item. As such, the Company reports revenue from sellers on a net basis to reflect the fees received from sellers.

Revenue is recognized at the point in time the Company satisfies its performance obligation to facilitate the sale of a listed item. This occurs when both the seller and the buyer agree to a sale and the payment is processed on the Company’s platform. For luxury items authenticated by the Company, sale facilitation revenue is recognized when the Company authenticates and arranges for shipment of the items to the buyer, as this is the point in time a sale is finalized and the Company has satisfied its performance obligation.

Buyers

When a sale is finalized, the buyer purchases a shipping label from United States Postal Service (USPS), through the Poshmark platform. The Company emails the shipping label to the seller and the seller ships the item to the buyer through the shipping provider, USPS. The Company does not purchase the shipping label on behalf of the buyer until after the buyer has purchased an item and has remitted payment. As a result, the Company has one performance obligation to buyers, which is to facilitate the sale of shipping labels to buyers for delivery of items purchased on the Company’s platform (shipping facilitation).

The Company evaluates the presentation of revenue from buyers on a gross or net basis based on whether it acts as a principal or an agent in shipment of listed items between sellers and buyers. The Company does not control the shipping service, which is provided by the shipping provider. The Company is not primarily responsible for shipping and it does not assume any of the risks for the items shipped such as risk of damage or loss during shipping. The Company acts as an agent of the buyer in facilitating the shipping. As such, the Company reports revenue on a net basis which is the difference between the shipping fee paid by the buyer and the cost of shipping labels paid to the shipping provider.

Revenue from shipping facilitation is recognized upon transfer of the shipping label to the seller on behalf of the buyer.

The Company estimates chargebacks based on historical collectability rates. The Company records a reserve for chargebacks in accrued expenses and other accrued liabilities with an offset to general and administrative expenses. Chargebacks have not been material for all periods presented.

Sales tax and other amounts collected on behalf of third parties are excluded from the transaction price.

Incentives

Under the referral program, an existing user (the referrer) earns an incentive (Posh Credit) when a new user (the referee) first buys an item on the Company’s platform. Posh Credits are not redeemable for cash and can only be applied for purchases on the Company’s platform. The Company records the incentive to the referrer, which is in exchange for a distinct referral service, as a liability at the time the incentive is earned by the referrer with a corresponding charge recorded to marketing expense in the consolidated statements of operations.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

Credits and incentives issued to existing users for referring new users are contingent upon a new user completing an initial purchase on the Company’s platform and represent an incremental cost of obtaining a contract with a customer. The Company expenses such new user referral incentives as marketing expense when the referral incentives are earned because the amortization period would be one year or less.

The Company has several buyer incentive programs, which are offered to encourage buyer activity on the Company’s platform. These promotions reduce the fees for shipping facilitation charged by the Company. Accordingly, the Company records these incentives as a reduction to revenue from the buyer when the incentive is used by the buyer. Amounts in excess of cumulative shipping facilitation revenue earned are presented as marketing expense in the consolidated statements of operations.

The Company participates in certain joint incentive programs with sellers that are recorded as a reduction to the fees received from the seller.

The Company may elect to issue incentives to buyers for customer satisfaction purposes or for refunds. These incentives (which are in the form of Posh Credits) can be applied towards future orders and, thereby, results in a reduced fee earned by the Company from the buyer, or redeemable credits that can also be redeemed for cash. In cases where the seller performed as required by the Company’s TOS, the Company reduces shipping facilitation revenue earned on the transaction and any cumulative revenue earned from the same buyer for Posh Credits and redeemable credits granted. If the amount of the incentive exceeds cumulative revenues from the buyer, then the excess is presented as operations and support expense in the consolidated statements of operations. If refunds are provided in a case where the seller did not perform and the amount cannot be recovered from the seller, the refund is presented as a reduction of revenue. Referral incentives, joint incentives, refunds and buyer incentives are recorded in the consolidated statements of operations as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2019	2020
Reduction to net revenue	$2,152	$4,748	$6,149
Operations and support	4,325	5,020	6,574
Marketing	4,327	7,421	8,177
	$10,804	$17,189	$20,900

Cost of Net Revenue

Cost of net revenue consists of costs associated with credit card processing, order transaction fees and hosting expenses associated with operating the Company’s platform. Cost of net revenue does not include depreciation and amortization.

Operations and Support

Operations and support expense primarily consists of personnel-related compensation costs, including stock-based compensation, incurred in providing support to users of the Company’s platform including authentication services that the Company provides. This expense also includes postage and shipping costs that the Company incurs primarily from order losses and cancellations, and credits and incentives issued to buyers for customer satisfaction purposes in excess of shipping facilitation revenue.

Research and Development

Research and development expense primarily consists of compensation expenses for engineering, product development, and design employees, including stock-based compensation, expenses associated with ongoing improvements to, and maintenance and testing of the Company’s platform including website, mobile apps, and other products. Research and development expenses are expensed as incurred.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

Marketing

Marketing expense primarily consists of expenses associated with personnel-related compensation costs, including stock-based compensation, and other costs related to public relations, marketing events known as Posh Parties, and business development. These expenses also include promotional credits and incentives issued to buyers to encourage buyer activity on the platform in excess of shipping facilitation revenue, and costs of referral incentives for new user acquisition. User acquisition costs primarily consist of costs associated with acquiring new users by advertising on channels such as Google, Facebook, Instagram and television. Television and radio advertising costs are initially capitalized and subsequently expensed when the advertisement first airs.

Advertising costs are expensed as incurred or the first time the advertisement takes place. Advertising expenses were $76.5 million, $114.1 million and $73.7 million for the years ended December 31, 2018, 2019 and 2020, respectively.

General and Administrative

General and administrative expense consists primarily of employee related costs including stock-based compensation for those employees associated with executive management and administrative services such as legal, human resources, information technology, accounting, and finance, and all related costs associated with the Company’s facilities such as rent and office administration. These expenses also include certain third-party consulting services, facilities, information technology shared services, meals and other corporate costs not allocated to other expense categories.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in checking and savings accounts as well as investments in money market funds and commercial paper with maturities of ninety days or less. The Company considers all highly-liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents as these are readily convertible to known amounts of cash and so near their maturity that they present an insignificant risk of changes in the value. Amounts receivable from credit card processors of approximately $7.3 million and $3.8 million as of December 31, 2019 and December 31, 2020, respectively, are also considered cash equivalents because they are both short-term and highly-liquid in nature and are typically converted to cash approximately three to five business days from the date of the underlying transaction.

Marketable Securities

The Company has investments in various marketable securities which are classified as available for sale. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income in the consolidated statements of operations. The investments are classified as current based on the nature of the investments and their availability for use in current operations.

Unrealized gains or losses are recorded, net of estimated taxes, in accumulated other comprehensive income (loss), a component of stockholders’ deficit. Realized gains and losses are recognized upon sale and are included in interest income in the consolidated statements of operations. The cost of securities sold is based on the specific-identification method.

The Company periodically evaluates its investments for impairment due to declines in market value considered to be “other-than-temporary.” This evaluation consists of several qualitative and quantitative factors, including the Company’s ability and intent to hold the investment until a forecasted recovery occurs, as well as any decline in the investment quality of the security and the severity and duration of the unrealized loss. In the event of a determination that a decline in market value is other-than-temporary, the Company will recognize an impairment loss, and a new cost basis in the investment will be established. For the years ended December 31, 2018, 2019 and 2020, the Company has not recorded any impairment losses related to its marketable securities.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Repair and maintenance costs are expensed as incurred. Leasehold improvements and landlord funded leasehold incentives are recorded at cost and are amortized over the shorter of the remaining operating lease term or the useful lives of the assets. The amortization of these assets is included in depreciation expense in the consolidated financial statements. The estimated useful lives of property and equipment are as follows:

Useful Life (in years)
Computer equipment and software, including internal use software	3
Furniture and fixtures	5
Leasehold improvements	Shorter of lease term or estimated useful life

Internal Use Software

The Company capitalizes certain costs associated with website development and software for internal use. The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized and amortized on a straight-line basis over the estimated life of the asset. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality which are capitalized and amortized over their estimated useful lives. Capitalized costs are included in property and equipment, net on the consolidated balance sheets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, comprised primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of these assets is measured by comparing the carrying amounts to the future undiscounted cash flows these assets are expected to generate. If the total of the future undiscounted cash flows are less than the carrying amount of an asset, an impairment charge is recorded for the amount by which the carrying amount of the asset exceeds the fair value. The Company has determined that there were no events or changes in circumstances that indicated its long-lived assets were impaired during the years ended December 31, 2018, 2019 and 2020.

Redeemable Convertible Preferred Stock Warrant Liability

Freestanding warrants to purchase shares of redeemable convertible preferred stock are classified as liabilities on the consolidated balance sheets at their estimated fair value because the underlying shares of redeemable convertible preferred stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. Warrants to purchase shares of redeemable convertible preferred stock are recorded at fair value upon issuance and remeasured to fair value at each reporting period through other expense, net in the consolidated statements of operations. The redeemable convertible preferred stock warrant liability will continue to be adjusted for changes in fair value until the earlier of the expiration or exercise of the warrants. In the event that the warrants become warrants on common stock, the Company will reassess the warrants to determine if they are eligible for equity classification and no further remeasurement to fair value is required. Upon the closing of an underwritten public offering of common stock under the Securities Act of 1933 in which the valuation of the common stock immediately prior to such offering is equal to (x) the quotient of (a) at least $1.1 billion, divided by (b) the total number of shares of common stock outstanding on a fully diluted basis, and (y) the gross proceeds to the Company are not less than $120 million, or upon approval of holders of a majority of the outstanding redeemable convertible preferred stock, or upon approval of holders of a majority of the outstanding redeemable convertible preferred stock (Qualified IPO), the warrants become exercisable for shares of common stock and the Company will reassess the classification of the warrants to determine whether they will be eligible to be reclassified into additional paid-in capital.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities at fair value at each reporting date using a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs that are used to measure fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Other inputs that are directly or indirectly observable in the market.

Level 3—Unobservable inputs that are supported by little or no market activity.

The carrying value of cash equivalents, accounts payable, funds payable to customers, accrued expenses and other current liabilities approximate their fair value due to their short period of receipt of payment and expected settlement. Refer to Note 4 for information regarding the fair value of the Company’s marketable securities.

The fair value of the redeemable convertible preferred stock warrant liability was estimated using a hybrid between a probability-weighted expected return method (PWERM) and option pricing model (OPM), estimating the probability weighted value across multiple scenarios, while using an OPM to estimate the allocation of value within one or more of these scenarios. The significant unobservable inputs into the valuation model used to estimate the fair value of the redeemable convertible preferred stock warrants include the timing of potential events, such as a Qualified IPO and other liquidity events and their probability of occurring, the selection of guideline public company multiples, a discount for the lack of marketability of the preferred and common stock, the projected future cash flows, and the discount rate used to calculate the present-value of the estimated equity value allocated to each share class.

The convertible notes are classified within Level 3 of the fair value hierarchy as they do not trade in liquid markets and as such, model inputs cannot generally be verified and do involve significant management judgment. Valuation models require a variety of inputs, including contractual terms, scenario weighting, yield curves, and credit spreads. The convertible notes were valued using a scenario-based discounted cash flow analysis. Three primary scenarios were considered and probability weighted to arrive at the valuation conclusion for each convertible note. The first scenario considers the value impact of conversion at the stated discount into conversion shares upon a Qualified IPO, while the second and third scenarios consider the value impact of redemption at the stated applicable premium. As of the issuance date of the convertible notes, an implied yield was calculated such that the probability weighted value of the convertible notes was equal to the principal investment amount. The average implied yield of previously issued convertible notes was carried forward and used as the primary discount rate for subsequent valuation dates.

Funds Payable to Customers

Funds payable represents amounts payable to customers upon their request and are comprised of redeemable balances due to sellers based on completed transactions, redeemable credits granted to customers and funds held on behalf of the buyers for unsettled transactions for orders placed through the Company’s platform.

Leases

The Company leases office space under non-cancelable operating lease agreements. Certain of these arrangements have free rent, escalating rent payment provisions, and landlord funded leasehold incentives. Rent expense is recorded on a straight-line basis over the lease term. If a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense and the amount payable under the lease is recorded as deferred rent in accrued expenses and other current liabilities, and other liabilities. Landlord funded leasehold incentives are recorded as deferred rent in accrued expenses and other current liabilities, and long-term portion of deferred rent and other liabilities and are recognized as an offset to rent expense using the straight-line method over the lease term.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

Stock-Based Compensation

The Company has granted stock-based awards consisting of stock options and RSUs to employees and consultants.

RSUs vest upon the satisfaction of both time-based service and performance-based conditions. The time-based vesting condition for the majority of these awards is satisfied over four years. The performance-based vesting condition is satisfied upon the occurrence of a qualifying event, which is generally defined as a change in control transaction or the effective date of a Qualified IPO. Because no qualifying event has occurred, the Company has not recognized any stock-based compensation expense for the RSUs. In the period in which the Company’s qualifying event is probable, the Company will record a cumulative one-time stock-based compensation expense determined using the grant-date fair values and the accelerated attribution method. Stock-based compensation related to remaining time-based service after the qualifying event will be recorded over the remaining requisite service period using the accelerated attribution method. RSUs granted after the performance condition occurs will continue to be measured using the grant date fair values and will be amortized on a straight-line basis over the service period.

Stock-based compensation expense for employee stock options is measured based on the grant-date fair value of the awards and is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period, net of forfeitures. Forfeitures are recognized as they occur.

The Company estimates the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:

•	per share fair value of the underlying common stock;
•	exercise price;
•	expected term;
•	risk-free interest rate;
•	expected annual dividend yield; and
•	expected stock price volatility over the expected term.

For all stock options granted, the expected term is calculated using the simplified method. The Company has no publicly available stock information and, therefore, uses the historical volatility of the stock price of similar publicly traded peer companies to estimate volatility of equity awards granted. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

The fair value of the shares of common stock underlying the stock options has historically been determined by the board of directors as there was no public market for the common stock. The board of directors determines the fair value of the Company’s common stock by considering a number of objective and subjective factors including: contemporaneous third-party valuations of the Company’s common stock, the valuation of comparable companies, sales of redeemable convertible preferred stock to unrelated third-parties, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors.

Deferred Offering Costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to anticipated equity offerings, are capitalized as non-current assets and will be offset against proceeds upon the consummation of the offerings within stockholders’ deficit. In the event an anticipated offering is terminated or significantly delayed, deferred offering costs will be immediately expensed as part of general and administrative expenses. There were no capitalized deferred offering costs recorded as of December 31, 2019. As of December 31, 2020, there was $3.2 million of capitalized deferred offering costs included in other assets on the consolidated balance sheet.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

Convertible Notes

As permitted under ASC 825, Financial Instruments (ASC 825), the Company has elected the fair value option to account for its convertible notes that were issued in September of 2020. In accordance with ASC 825, the Company records its convertible notes at fair value with changes in fair value recorded in the consolidated statement of operations in other expense, net, with the exception of changes in fair value due to instrument-specific credit risk which are required to be recognized in accumulated other comprehensive income (loss), a component of stockholders’ deficit. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in other expense, net, as incurred and were not deferred.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. The Company recognizes the effect on deferred income taxes of a change in tax rates in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more-likely-than-not to be realized. Management considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.

The Company accounts for uncertainty in income taxes in accordance with accounting guidance on income taxes. The guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

The calculation of the tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether, and the extent to which, additional taxes and interest will be due. If an estimate of income tax liabilities proves to be less than the actual amount ultimately assessed, a further charge to expense would be required. If the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when they determine the liabilities no longer exist.

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the consolidated statements of operations. Accrued interest and penalties are included within the long-term portion of deferred rent and other liabilities line on the consolidated balance sheets.

Concentrations of Risk

The Company currently uses one carrier to handle all shipments, two gateways to process payments and one third-party vendor to host the Company’s information technology environment. A significant disruption in the operations of one of more of these vendors could have an adverse effect on the Company’s business, financial condition, and results of operations.

The majority of the Company’s cash and cash equivalents are held by one high-credit quality financial institution within the United States with balances maintained in excess of the FDIC insurance limits.

No customer accounted for 10% or more of the Company’s net revenue as of and for the years ended December 31, 2018, 2019 and 2020.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

Net Income (Loss) Per Share Attributable to Common Stockholders

The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in the Company’s losses.

The holders of redeemable convertible preferred stock are entitled to participate in noncumulative dividends on common stock at the rate of 8% of the applicable original issue price per share per annum based on the number of shares of common stock held on an as-converted basis. No dividends on redeemable convertible preferred stock or common stock have been declared by the Company’s board of directors for the year ended December 31, 2020. In accordance with ASC 260, Earnings Per Share, undistributed earnings allocated to holders of redeemable convertible preferred stock are subtracted from net income in determining net income attributable to common stockholders. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders because potentially dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive.

JOBS Act Accounting Election

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. Effective on January 1, 2020, the Company adopted this standard, which did not have a material impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and since that date, has issued several ASUs to further clarify certain aspects of ASU 2016-02 and provide entities with practical expedients that may be elected upon adoption. This standard requires lessees to recognize all leases, including operating leases, on the balance sheet as a right-of-use (ROU) asset and lease liability, unless the lease is a short-term lease. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements – Leases (Topic 842). This update provides an alternative transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. In June 2020, the FASB issued ASU 2020-05, deferring the effective date for one year for all other entities. The Company plans to adopt this standard using the alternative transition method on January 1, 2022 and is currently evaluating the impact to the consolidated financial statements. At a minimum, total assets and total liabilities will increase upon adoption as the Company expects to record a ROU asset and a lease liability for its operating leases. The Company is currently evaluating the effect that implementation of this standard will have on its consolidated financial statements upon adoption.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard amended guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses will be presented as an allowance rather than as a write-down. In November 2019, the FASB issued ASU 2019-10, amending the effective dates. This new standard will be effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of operations as the costs related to the hosting fees. This new standard will be effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after adoption. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This amended guidance is intended to remove certain exceptions to the general principles in current U.S. GAAP, simplify areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. This new standard will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The Company will early adopt the new standard effective January 1, 2021 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. Additionally, the amended guidance requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. This new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted. The Company is currently evaluating the effect that implementation of this standard will have on its consolidated financial statements upon adoption.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

3.Supplemental Financial Statement Information

Cash Equivalents and Marketable Securities

The following tables summarize the cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value of the cash equivalents and marketable securities as of December 31, 2019 and 2020 (in thousands):

	December 31, 2019
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Cash equivalents(1)
Money market funds	$6,609	$—	$—	$6,609
Marketable securities
Commercial paper	26,502	—	—	26,502
Corporate bonds	12,623	6	—	12,629
U.S. Treasury securities	26,382	33	—	26,415
Total	$72,116	$39	$—	$72,155

(1)	Included in cash and cash equivalents on the consolidated balance sheet as of December 31, 2019.

	December 31, 2020
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Cash equivalents(1)
Money market funds	$46,436	$—	$—	$46,436
Marketable securities
Commercial paper	6,090	—	—	6,090
Corporate bonds	4,972	1	(2)	4,971
U.S. Treasury securities	15,176	1	—	15,177
Total	$72,674	$2	$(2)	$72,674

(1)	Included in cash and cash equivalents on the consolidated balance sheet as of December 31, 2020.

The weighted-average remaining maturity of the marketable securities was less than one year as of December 31, 2019 and 2020. As of December 31, 2019 and 2020, no individual security incurred continuous unrealized losses for greater than twelve months.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31, 2019	December 31, 2020
Computer equipment and software	$1,004	$1,254
Developed website and software	3,254	4,381
Furniture and fixtures	1,423	1,430
Leasehold improvements and incentives	7,262	7,277
Total property and equipment, gross	12,943	14,342
Less accumulated depreciation	(3,098)	(5,895)
Property and equipment, net	$9,845	$8,447

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 31, 2019	December 31, 2020
Accrued advertising	$10,817	$8,489
Accrued sales tax	7,320	8,073
Accrued compensation and benefits	4,097	6,842
Other accrued and other current liabilities	10,582	12,455
Accrued expenses and other current liabilities	$32,816	$35,859

4.	Fair Value Measurements

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2019 and 2020 (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$6,609	$—	$—	$6,609
Marketable securities
Commercial paper	—	26,502	—	26,502
Corporate bonds	—	12,629	—	12,629
U.S. Treasury securities	—	26,415	—	26,415
Total	$6,609	$65,546	$—	$72,155
Liabilities
Redeemable convertible preferred stock warrant liability	$—	$—	$1,221	$1,221

(1)	Included in cash and cash equivalents on the consolidated balance sheet as of December 31, 2019.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$46,436	$—	$—	$46,436
Marketable securities
Commercial paper	—	6,090	—	6,090
Corporate bonds	—	4,971	—	4,971
U.S. Treasury securities	—	15,177	—	15,177
Total	$46,436	$26,238	$—	$72,674
Liabilities
Convertible notes	$—	$—	$55,421	$55,421
Redeemable convertible preferred stock warrant liability	—	—	3,494	3,494
Total	$—	$—	$58,915	$58,915

(1)	Included in cash and cash equivalents on the consolidated balance sheet as of December 31, 2020.

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the years ended December 31, 2019 and 2020.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

5.	Commitments and Contingencies

Operating Leases

As of December 31, 2020, the Company’s future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

2021	$5,200
2022	5,776
2023	5,893
2024	2,662
Total minimum lease payments	$19,531

For the years ended December 31, 2018, 2019 and 2020, rent expense was $2.5 million, $3.3 million and $3.9 million, respectively.

The Company has entered into various non-cancelable operating lease agreements for certain offices with contractual lease periods expiring between 2021 and 2024. Under the terms of certain leases, the Company is committed to pay for certain taxes, insurance, maintenance and management expenses. Certain of these arrangements have free rent periods or escalating rent payment provisions, and the Company recognizes rent expense under such arrangements on a straight-line basis.

Purchase Commitments

As of December 31, 2020, the Company has non-cancelable contractual commitments of $9.7 million for network and cloud services in the ordinary course of business with varying expiration terms through October 31, 2022.

Litigation and Loss Contingencies

The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax and other matters. The Company currently has no material pending litigation as of December 31, 2019 and 2020.

Indemnifications

The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the consolidated statements of operations in connection with the indemnification provisions have not been material.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

6.	Redeemable Convertible Preferred Stock

Redeemable convertible preferred stock as of December 31, 2019 and 2020, consists of the following (in thousands, except share and per share data):

	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference	Issue Price per Share	Carrying Value
Series A	9,482,060	9,441,596	$3,500	$0.37	$3,454
Series B	9,127,794	9,102,206	12,450	$1.37	12,394
Series B-1	3,952,429	3,952,429	6,265	$1.59	6,223
Series C	9,781,013	9,761,482	24,989	$2.56	24,936
Series C-1	9,578,544	9,578,544	25,000	$2.61	24,897
Series D	10,450,382	10,450,374	87,500	$8.37	84,271
	52,372,222	52,286,631	$159,704		$156,175

The holders of redeemable convertible preferred stock have various rights and preferences as follows:

Redemption

The holders of the Company’s redeemable convertible preferred stock have no voluntary rights to redeem shares. A liquidation or winding up of the Company, a change in control, or a sale of substantially all of the Company’s assets would constitute a redemption event, which may be outside of the Company’s control. Accordingly, these shares are considered contingently redeemable and are classified as temporary equity on the consolidated balance sheets.

Voting

Each share of redeemable convertible preferred stock has voting rights equal to an equivalent number of shares of common stock into which it is convertible. Such holder has full voting rights and powers equal to the voting rights and powers of the holders of common stock, and is entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Company, and is entitled to vote, together with holders of common stock, with respect to any question upon which holders of common stock have the right to vote, except as required by law.

Dividends

The holders of Series A, B, B-1, C, C-1 and D redeemable convertible preferred stock are entitled to receive noncumulative dividends at the per annum rate of $0.0297, $0.1094, $0.1268, $0.2048, $0.2088 and $0.6698, respectively, when and if declared by the board of directors. The holders of redeemable convertible preferred stock are entitled to participate in dividends on common stock, when and if declared by the board of directors, based on the number of shares of common stock held on an as-converted basis. No dividends on redeemable convertible preferred stock or common stock have been declared by the Company’s board of directors from inception through December 31, 2020.

Election of the Board of Directors

For so long as at least 25% of the initially issued shares of Series A, Series B, Series C-1, and Series D redeemable convertible preferred stock remain outstanding (as adjusted for stock splits, stock dividends, recapitalizations and the like), the holders of record of the shares of the Series A, Series B, Series C-1, and Series D redeemable convertible preferred stock, exclusively and as a separate class, are entitled to elect one director of the Company.

Liquidation

In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of redeemable convertible preferred stock are entitled to receive on pari passu basis, an amount equal to

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

the original issue price for such series of preferred stock, plus any declared but unpaid dividends prior and in preference to any distribution or payment to the holders of common stock. All remaining assets will then be distributed pro rata to holders of common stock. If the Company does not have enough assets and funds legally available for distribution to meet this requirement, all of the Company’s assets and funds available will be distributed ratably among the holders of redeemable convertible preferred stock in proportion to the preferential amount per share each such holder is otherwise entitled to receive. A liquidation event includes a sale, transfer or license of all or substantially all of its assets, a merger or consolidation with another entity, the transfer of 50% or more of its voting stock, or a liquidation, dissolution or winding up of the Company.

Conversion

Each share of preferred stock is convertible, at the option of the holder, into the number of fully paid and non-assessable shares of common stock on a one-for-one basis. The conversion prices of the redeemable convertible preferred stock will be adjusted for specified dilutive issuances, stock splits, combinations, and non-cash dividends.

The outstanding shares of redeemable convertible preferred stock automatically convert into common stock immediately upon the closing of a Qualified IPO and on January 19, 2021, the outstanding redeemable convertible preferred stock converted into 52,372,222 shares of Class B common stock.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

7.	Redeemable Convertible Preferred Stock Warrants

Warrants to purchase the Company’s redeemable convertible preferred stock as of December 31, 2019 and 2020, consists of the following:

Issuance Date	Expiration Date	Issue Price per Share	Number of Shares	Class of Shares
December 1, 2011	December 1, 2021	$0.37	40,464	Series A
May 10, 2013	May 10, 2023	$1.37	25,588	Series B
May 22, 2015	May 22, 2025	$2.56	19,531	Series C

The following represent the changes in the liability relating to the redeemable convertible preferred stock warrants (in thousands):

Balance as of January 1, 2018	$308
Change in fair value	438
Balance as of December 31, 2018	746
Change in fair value	475
Balance as of December 31, 2019	1,221
Change in fair value	2,273
Balance as of December 31, 2020	$3,494

Refer to Note 2 for discussion of the significant inputs used to determine the fair value of the redeemable convertible preferred stock warrants.

On January 19, 2021, upon the closing of the IPO, 85,583 redeemable convertible preferred stock warrants automatically converted into common stock warrants and all of the warrants were exercised in February 2021. Accordingly, the fair value of the warrant liability will be reclassified to additional paid-in capital in the Company’s financial statements for the three months ended March 31, 2021.

.
8.	Convertible Notes

On September 15, 2020, the Company entered into the Senior Unsecured Convertible Promissory Note Purchase Agreement (the Note Purchase Agreement) for the issuance of an aggregate of $50.0 million principal amount of senior unsecured convertible promissory notes (the Convertible Notes). The convertible notes do not accrue interest, except during the existence of an event of default related to non-payment of the obligations under the convertible notes at maturity or upon acceleration. Then at the option of the holders of the convertible notes, during the existence of such default, the outstanding principal amount shall bear an interest rate equal to 20% per annum.

Upon a qualifying IPO of the common stock of the Company, the convertible notes will convert into shares of the Company’s common stock, subject to an applicable discount factor, which is expressed as a percentage which varies based on the period in which the conversion takes place (the Discount Factor), as follows:

•	Prior to the first anniversary of September 15, 2020 (the “Issuance Date”), 85%;
•	After the first anniversary but prior to the second anniversary of the Issuance Date, 80%;
•	On or after the second anniversary of the Issuance Date, 75%.

In addition, upon the consummation of certain change of control events, the Company would be required to prepay the convertible notes at par plus an applicable premium.

Unless earlier converted or redeemed, the convertible notes will mature on September 14, 2023. The convertible notes may not be voluntarily redeemed by the Company prior to the maturity date. If the convertible notes are not converted or redeemed prior to the maturity date, the Company must pay the noteholders an exit fee equal to 33.3% of the outstanding principal balance of the convertible notes at maturity. If the convertible notes are

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

accelerated following the occurrence and during the continuance of a standard event of default, the outstanding obligations under the convertible notes will be accelerated, and the Company will be required to pay an applicable premium.

Under the terms of the convertible notes, the Company is subject to certain covenants that restrict its ability to incur indebtedness or liens or other encumbrances, consummate a merger or acquisition, make certain dividends, distributions or other payments in respect of equity interests, engage in transactions with affiliates, make investments or consummate asset sales, in each case, subject to certain exclusions and exceptions.

As permitted under ASC 825, Financial Instruments, (ASC 825), the Company has elected the fair value option to account for the convertible notes, with changes in fair value recorded through the Company’s consolidated statements of operations as other expense, net, in each reporting period, with the exception of changes in fair value due to the instrument-specific credit risk which are required to be recognized in accumulated other comprehensive income (loss), a component of stockholders’ deficit. As a result of applying the fair value option, direct costs and fees related to the convertible notes of $0.3 million were recognized in other expense, net, as incurred and were not deferred as of December 31, 2020.

The fair value of the convertible notes as of December 31, 2020, was $55.4 million, and the contractual principal balance as of December 31, 2020 was $50.0 million. Fair value adjustments for the year ended December 31, 2020 were $5.4 million, which included a $1.6 million adjustment to other comprehensive income (loss) attributed to changes in instrument-specific credit risk and a $3.8 million charge to other expense, net. The change related to instrument-specific credit risk was primarily caused by an increase in credit rating yield for comparable companies during the year ended December 31, 2020. The estimated fair value of the convertible notes as of December 31, 2020 was determined using various inputs, including the interest rate of 0%, an expected term for each potential liquidity scenario and the present value of expected future cash flows using a discount rate of 28.4%.

The Company issued 1,400,560 shares of common stock to the holders of the convertible notes at the closing of the Company’s IPO.
9.	Common Stock

Common stock reserved for future issuance was as follows as of December 31, 2020:

December 31, 2020
Conversion of redeemable convertible preferred stock	52,286,631
Conversion of convertible notes(1)	1,400,560
Warrants to purchase redeemable convertible preferred stock	85,583
Options and RSUs issued and outstanding	10,087,056
Options and RSUs available for future grants	450,010
Total	64,309,840

(1)	Calculated as $50.0 million in principal, convertible at 85% of the $42.00 per share of common stock from the Company’s IPO.
10.	Stock-based Compensation Plan

2011 Stock Option and Grant Plan

In 2011, the Company adopted the 2011 Stock Option and Grant Plan (the Plan). The Plan provides for the granting of stock options and restricted shares to employees and non-employees (consultants) of the Company. Options granted under the Plan may be either incentive stock options or non-qualified stock options. Incentive stock options (ISO) may be granted only to the Company’s employees (including officers and directors who are also employees). Non-qualified stock options (NSO) may be granted to the Company’s employees and consultants.

Options issued under the Plan are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the grant date as determined by the board of directors. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date, and the remainder vest in equal monthly installments over the following 36 months. Options have a maximum term of ten years. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period or they become forfeited, although the board of directors can approve an extension of the exercise period beyond the 90-day limit.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

The following table summarizes option activity under the Plan:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Balances at December 31, 2019	8,523,616	$4.68	7.3	$88,249
Granted	195,556	21.03
Exercised	(750,919)	2.27
Forfeited and cancelled	(307,467)	10.57
Balances at December 31, 2020	7,660,786	$5.09	6.4	$282,735
Vested and expected to vest as of December 31, 2020	7,660,786	$5.09	6.4	$282,735
Vested and exercisable as of December 31, 2020	5,461,469	$3.44	5.8	$210,621

The stock price per share that was used to determine the aggregate intrinsic value of outstanding stock options as of December 31, 2018, 2019 and 2020 was $10.77, $15.03 and $42.00, respectively. As of December 31, 2020, the stock price per share that was used to determine both the vested and expected to vest options and vested and exercisable options was $42.00.

The fair value of the shares of common stock underlying the stock options has historically been determined by the board of directors as there was no public market for the common stock. The board of directors determines the fair value of the Company’s common stock by considering a number of objective and subjective factors including: contemporaneous third-party valuations of the Company’s common stock, the valuation of comparable companies, sales of redeemable convertible preferred stock to unrelated third-parties, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors.

The weighted-average fair value of stock options granted was $5.37, $6.23 and $10.21 for the years ended December 31, 2018, 2019 and 2020, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2019 and 2020 was $2.7 million, $12.2 million and $18.7 million, respectively.

As of December 31, 2020, the total unrecognized stock-based compensation cost related to unvested options outstanding was $12.6 million, to be recognized over a weighted-average period of 2.1 years.

Option to Purchase Common Stock

The Company previously issued an option to purchase 206,500 shares of the Company’s common stock to a non-employee service provider outside of the Plan with an exercise price of $0.41 per share, which expires in November 2023. This option vested prior to January 1, 2017 and remains outstanding as of December 31, 2018, 2019 and 2020.

Restricted Stock Units

RSUs issued under the Plan vest upon the satisfaction of both time-based service and performance-based conditions. The performance-based vesting condition is satisfied upon the occurrence of a qualifying event, which is generally defined as a change in control transaction or the effective date of a Qualified IPO. RSUs granted to newly

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

hired employees typically vest 25% on the first Company-established vest date after the first anniversary of the employee’s date of hire and ratably each quarter over the ensuing 12-quarter period for purposes of the service condition. The maximum term for RSUs granted under the Plan will not exceed seven years from the date of grant.

The following table summarizes RSU activity under the Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2019	294,277	$14.98
Granted	1,991,227	20.83
Vested	—	—
Forfeited and cancelled	(65,734)	15.79
Nonvested as of December 31, 2020	2,219,770	$20.20

As of December 31, 2020, the Company concluded that the liquidity event performance condition described above for the RSUs was not probable of being satisfied at such time. As a result, the Company did not recognize any compensation cost during the year ended December 31, 2020 for any RSUs granted. The liquidity event performance condition was satisfied on January 14, 2021, the effective date of the Company’s IPO. Accordingly, starting in the first quarter of 2021, the Company will begin recording stock-based compensation expense using the accelerated attribution method, net of forfeitures, based on the grant date fair value of the RSUs. As of December 31, 2020, there was $44.8 million of unrecognized stock-based compensation expense related to unvested RSUs. Of this amount, $14.5 million relates to RSUs for which the service-based vesting condition had been satisfied as of December 31, 2020, calculated using the accelerated attribution method and the grant date fair value of the awards.

Stock-Based Compensation

The assumptions used to value stock options granted for the periods indicated were as follows:

	Year Ended December 31,
	2018	2019	2020
Expected dividend yield	—	—	—
Expected volatility	39.7% - 41.8%	39.7% - 46.2%	51.8%
Risk-free rate	2.7% - 3.0%	1.7% - 2.6%	0.5%
Expected term (in years)	5.9 - 6.1	5.4 - 6.1	6.1

Stock-based compensation expense is recorded in the consolidated statements of operations as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2019	2020
Operations and support	$250	$689	$686
Research and development	775	3,017	2,571
Marketing	400	1,306	1,321
General and administrative	1,181	4,675	3,381
Total	$2,606	$9,687	$7,959

In February 2019, a select group of employees entered into secondary sale agreements to sell 1,090,562 shares of common stock to new and existing stockholders of the Company at a purchase price of $17.00 per share, for an aggregate purchase price of $18.5 million. The purchase price was in excess of the fair value of such shares. As a result, during the year ended December 31, 2019, the Company recorded the excess of the purchase price above fair value of $2.4 million as stock-based compensation expense.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

In August 2020, a select group of employees entered into secondary sale agreements to sell 647,802 shares of common stock to existing stockholders of the Company at a purchase price of $22.50 per share, for an aggregate purchase price of $14.6 million. The purchase price was in excess of the fair value of such shares. As a result, during the year ended December 31, 2020, the Company recorded the excess of the purchase price above fair value of $1.0 million as stock-based compensation expense.
11.	Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2019	2020
Numerator:
Net (loss) income	$(14,475)	$(48,692)	$16,845
Less: Undistributed earnings attributable to participating securities	—	—	(12,776)
Net (loss) income attributable to common stockholders, basic and diluted	(14,475)	(48,692)	4,069
Denominator:
Weighted-average number of shares used in computing net (loss) income per share, basic	11,215	12,151	12,550
Dilutive effect of assumed conversion of options to purchase common stock	—	—	5,773
Weighted-average number of shares used in computing net (loss) income per share, diluted	11,215	12,151	18,323
Net (loss) income per share attributable to common stockholders, basic	$(1.29)	$(4.01)	$0.32
Net (loss) income per share attributable to common stockholders, diluted	$(1.29)	$(4.01)	$0.22

As of December 31, 2019 and 2020, 0.3 million and 2.2 million RSUs, respectively, were not assessed for inclusion in diluted net income per share and as such, any potential antidilutive shares were excluded from the table below because they are subject to performance conditions that were not achieved as of such date. As of December 31, 2020, convertible notes to be settled in 1.4 million shares of Class A common stock were excluded from the table below because they are subject to non-market based contingency that were not achieved as of such date.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss) income per share for the dates indicated because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2018	2019	2020
Redeemable convertible preferred stock (on as if-converted basis)	52,287	52,287	52,287
Warrants to purchase redeemable convertible preferred stock	86	86	86
Stock options	7,479	8,730	—
Total	59,852	61,103	52,373

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

12.	Income Taxes

The components of the income (loss) before provision for income taxes are as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2019	2020
Domestic	$(14,693)	$(48,856)	$17,013
Foreign	309	338	489
Total	$(14,384)	$(48,518)	$17,502

The components of the provision for income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2018	2019	2020
Current:
Federal	$—	$—	$—
State	1	1	499
Foreign	90	173	158
Total current	91	174	657
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Provision for income taxes	$91	$174	$657

The Company is subject to income taxes in the United States, Canada, and India. The Company’s effective tax rate and provision for income taxes increased from the calendar year ended December 31, 2019, to the calendar year ended December 31, 2020, primarily due to state income taxes.

The difference between income taxes computed at the statutory federal income tax rate and the provision for income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2018	2019	2020
Income tax benefit at federal statutory rate	$(3,021)	$(10,189)	$3,676
State and local taxes, net of federal benefit	(317)	(2,004)	(206)
Stock-based compensation	401	(69)	(399)
Change in valuation allowance	3,112	11,989	(3,335)
Research and development credits	(228)	(334)	(413)
Non-deductible professional fees	—	294	—
Convertible notes obligations	—	—	1,192
Other	144	487	142
Provision for income taxes	$91	$174	$657

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

The significant components of the deferred tax assets and liabilities as of the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2018	2019	2020
Deferred tax assets
Net operating loss carryforwards	$18,445	$28,297	$22,673
Tax credits carryforwards	1,516	2,190	2,764
Non-deductible accrued expenses	1,064	3,109	4,086
Stock-based compensation	225	781	1,732
Other, net	70	224	202
Total deferred tax assets	21,320	34,601	31,457
Less valuation allowance	(20,559)	(32,549)	(29,215)
Total net deferred tax assets	761	2,052	2,242
Deferred tax liabilities
State tax credit carryforwards	(163)	(224)	(258)
Depreciation and amortization	(49)	(1,623)	(1,480)
ASC 606 tax impact - 481(a) adjustment	(549)	(205)	(102)
Convertible notes	—	—	(402)
Total deferred tax liabilities	(761)	(2,052)	(2,242)
Net deferred tax assets (liabilities)	$—	$—	$—

The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception. Due to the Company’s history of losses it is more likely than not that its deferred tax assets will not be realized as of December 31, 2020. While there was a pretax profit in the current year which resulted in the realization of some of its deferred tax assets, the Company does not believe that there is objectively verifiable evidence to support the release of the remaining valuation allowance.

The Company will continue to review on a quarterly basis our conclusions about the appropriate amount of the valuation allowance. If the Company continues to generate profits in 2021 and beyond, its U.S. valuation allowance position could be reversed in the foreseeable future. The Company expects a benefit to be recorded in the period the valuation allowance reversal is recorded and a higher effective tax rate in periods following the valuation allowance reversal. Accordingly, the Company has established a full valuation allowance on its net deferred tax assets. The valuation allowance increased by $3.1 million and $12.0 million during the years ended December 31, 2018 and 2019, respectively, primarily due to U.S. federal and state tax losses and credits incurred during the period. The valuation allowance decreased by $3.3 million during the year ended December 31, 2020 primarily due to U.S. federal and state tax losses and credits utilized during the period.

The following is a summary of the net operating loss carryforwards at December 31, 2020 (in thousands):

	Expiration	Gross Carryforward	Tax Effected
Federal net operating loss carryforwards	2031 - 2037	$35,156	$7,383
2018 Federal net operating loss carryforwards	Indefinite	$50,914	10,692
State net operating loss carryforwards	2026 - 2039	$69,240	4,598
Total net operating loss carryforwards			$22,673

In the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (IRC), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of the Company’s historical ownership changes was completed through December 31, 2020. Based on the analysis, the Company does not anticipate a current limitation on the tax attributes.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

The Company also has research credit carryforwards of $3.1 million and $2.5 million for federal and state income tax purposes, respectively. The federal credit carryforward will begin to expire in 2031. The state research tax credits have no expiration date.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2020, there is no U.S. income tax impact of undistributed earnings from its foreign subsidiaries because such earnings have already been subject to U.S. tax under the mandatory deemed repatriation and global intangible low-tax income (GILTI). Any untaxed amount would not result in any material liability since they would be offset by federal and state net operating losses. The Company considers all undistributed earnings of foreign subsidiaries indefinitely reinvested outside the United States.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2018	2019	2020
Beginning balance	$1,049	$1,516	$2,190
Gross increase for tax positions of current year	467	626	807
Gross increase for tax positions of prior years	—	48	—
Ending balance	$1,516	$2,190	$2,997

As of December 31, 2020, the unrecognized tax benefit of $3.0 million, if recognized, will not affect the Company’s effective tax rate as these unrecognized tax benefits would increase deferred tax assets which are subject to a full valuation allowance. During the years ended December 31, 2018, 2019 and 2020, the Company did not recognize any accrued interest and penalties related to uncertain tax positions.

The amount of unrecognized tax benefits relating to the Company tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company does not anticipate any significant changes in the balance of gross unrecognized tax benefits over the next 12 months.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States and California. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (the Cares Act). Among the changes to the U.S. federal income tax rules, the Cares Act, restores net operating loss carryback that were eliminated by 2017 tax reform and increases the limit on the deduction for net interest expense. The tax provisions included within the CARES Act have been implemented in the determination of the Company’s income tax provision.
13.	Retirement Plans

The Company has a 401(k) retirement and savings plan made available to all United States employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. The Company may, at its discretion, make matching contributions to the 401(k) plan. The Company is responsible for the administrative costs of the 401(k) plan and has not made any contributions to the 401(k) plan for all periods presented.
14.	Related Party Transactions

For the years ended December 31, 2018, 2019 and 2020, the Company purchased healthcare services in the amount of $0.4 million, $1.4 million and $1.4 million, respectively, from certain entities affiliated with Jeffrey

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

Epstein, a director of the Company. Mr. Epstein serves as a member of the board of directors of Kaiser Permanente, a healthcare services provider. As of December 31, 2019 and 2020, $0.1 million each remained outstanding and is included in accounts payable on the accompanying consolidated balance sheets.
15.	Subsequent Events

Initial Public Offering

On January 19, 2021, the Company completed its IPO. For details of this event, refer to Note 1 – Organization – Initial Public Offering.

Through December 31, 2020, no stock-based compensation expense had been recognized for RSUs with a liquidity event performance condition, as such qualifying event was not probable. Upon the Company's IPO, the liquidity event performance condition was met and $14.5 million of stock-based compensation expense will be recognized related to these RSUs in the Company’s financial statements for the three months ended March 31, 2021.

Stock-Based Awards

In January 2021, the Company granted options with a fair value of $0.5 million and RSUs with a fair value of $0.5 million in aggregate to the Company’s six non-employee directors and that are subject to a service-based vesting condition, which is satisfied on the earlier of (i) the one-year anniversary of the grant date or (ii) the next annual stockholders’ meeting. If the next annual stockholders’ meeting is less than one year from our IPO, such options and RSUs will be prorated based on the number of calendar days served from the IPO until the date of the next annual stockholders’ meeting. The exercise price of the options is $42.00, the offering price of the Company’s IPO.

In addition, the Company granted 82,573 RSUs with a grant date fair value of $42.00. The RSUs are subject to both a service-based vesting condition, which is generally satisfied over four years, and a liquidity event-related performance vesting condition.

In March 2021, the Company granted 45,327 RSUs with a weighted-average grant date fair value of $68.73. The RSUs are subject to a service-based vesting condition, which is generally satisfied over four years.

2021 Equity Plans

In January 2021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, which took effect upon the execution of the underwriting agreement for the Company’s IPO in January 2021. The Plan is intended as the successor to and continuation of the 2011 Equity Incentive Plan.

In January 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (ESPP) Plan. The 2021 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in January 2021. Under the 2021 ESPP, the Company will make one or more offerings to its employees to purchase shares under the ESPP. The first offering will begin and end on dates to be determined by the plan administrator. As of the date of this Annual Report on Form 10-K, no offering periods have commenced. The Company has initially reserved 2,000,000 shares of Class A common stock for issuance under the 2021 ESPP. The reserve will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (1) 1% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the preceding fiscal year, (2) 3,000,000 shares of Class A common stock, and (3) a number of shares determined by our compensation committee.