Form 10-Q
period 2021-03-31
Poshmark, Inc.
filed 2021-05-17
CIK 1825480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-39848

Poshmark, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-4827617
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
203 Redwood Shores Parkway, 8th Floor Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 262-4771

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock of $0.0001 par value per share	POSH	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2021, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 15,414,370, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 60,282,373.

Poshmark, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (SEC). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Poshmark, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31,	March 31,
	2020	2021
Assets
Current assets
Cash and cash equivalents	$235,834	$551,412
Marketable securities	26,238	23,251
Prepaid expenses and other current assets	7,905	11,320
Total current assets	269,977	585,983
Property and equipment, net	8,447	8,318
Other assets	7,010	3,207
Total assets	$285,434	$597,508
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$12,317	$15,559
Funds payable to customers	117,127	127,593
Accrued expenses and other current liabilities	35,859	39,058
Total current liabilities	165,303	182,210
Redeemable convertible preferred stock warrant liability	3,494	—
Long-term portion of deferred rent and other liabilities	4,823	4,629
Convertible notes	55,421	—
Total liabilities	229,041	186,839
Commitments and Contingencies (Note 5)
Redeemable convertible preferred stock, $0.0001 par value; 52,372,222 and zero shares authorized as of December 31, 2020 and March 31, 2021, respectively; aggregate liquidation preference of $159,704 and zero as of December 31, 2020 and March 31, 2021, respectively; 52,286,631 and zero shares issued and outstanding as of December 31, 2020 and March 31, 2021, respectively	156,175	—
Stockholders’ (deficit) equity
Preferred Stock, $0.0001 par value, zero and 100,000,000 shares authorized as of December 31, 2020 and March 31, 2021, respectively; zero shares issued and outstanding as of December 31, 2020 and March 31, 2021	—	—
Common stock, $0.0001 par value, 79,000,000 and zero shares authorized as of December 31, 2020 and March 31, 2021, respectively; 13,093,065 and zero shares issued and outstanding as of December 31, 2020 and March 31, 2021, respectively	1	—
Class A common stock, $0.0001 par value, zero and 5,000,000,000 shares authorized as of December 31, 2020 and March 31, 2021, respectively; zero and 15,005,786 shares issued and outstanding as of December 31, 2020 and March 31, 2021, respectively	—	1
Class B common stock, $0.0001 par value, zero and 700,000,000 shares authorized as of December 31, 2020 and March 31, 2021, respectively; zero and 60,333,307 shares issued and outstanding as of December 31, 2020 and March 31, 2021, respectively	—	7
Additional paid-in capital	28,300	614,247
Treasury stock, at cost (zero shares at December 31, 2020 and 49,685 shares at March 31, 2021)	—	(2,608)
Accumulated deficit	(126,509)	(201,031)
Accumulated other comprehensive (loss) income	(1,574)	53
Total stockholders’ (deficit) equity	(99,782)	410,669
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$285,434	$597,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2021
Net revenue	$57,108	$80,956
Costs and expenses:
Cost of net revenue, exclusive of depreciation and amortization	9,897	12,970
Operations and support	8,536	14,894
Research and development	7,076	18,800
Marketing	34,596	35,478
General and administrative	7,458	18,743
Depreciation and amortization	711	790
Total costs and expenses	68,274	101,675
Loss from operations	(11,166)	(20,719)
Interest income	328	86
Other expense, net
Change in fair value of redeemable convertible preferred stock warrant liability	(97)	(2,816)
Change in fair value of the convertible notes	—	(49,481)
Loss on extinguishment of the convertible notes	—	(1,620)
Other, net	6	(42)
	(91)	(53,959)
Loss before provision (benefit) for income taxes	(10,929)	(74,592)
Provision (benefit) for income taxes	58	(70)
Net loss	(10,987)	(74,522)
Net loss per share attributable to common stockholders, basic and diluted	$(0.89)	$(1.19)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	12,347	62,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2021
Net loss	$(10,987)	$(74,522)
Other comprehensive income:
Reclassification upon extinguishment of the fair value of the convertible notes related to instrument-specific credit risk to statement of operations	—	1,620
Change in foreign currency translation adjustment	44	6
Change in unrealized (losses) gains on marketable securities, net of tax	(27)	1
Total other comprehensive income	17	1,627
Comprehensive loss	$(10,970)	$(72,895)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	52,286,631	$156,175	12,342,146	$1	$18,555	$(143,354)	$11	$(124,787)
Issuance of common stock upon exercise of stock options	—	—	6,581	—	14	—	—	14
Stock-based compensation	—	—	—	—	1,816	—	—	1,816
Other comprehensive income	—	—	—	—	—	—	17	17
Net loss	—	—	—	—	—	(10,987)	—	(10,987)
Balance as of March 31, 2020	52,286,631	$156,175	12,348,727	$1	$20,385	$(154,341)	$28	$(133,927)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	52,286,631	$156,175	13,093,065	$1	$28,300	—	$(126,509)	$(1,574)	$(99,782)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,286,631)	(156,175)	52,286,631	6	156,169	—	—	—	156,175
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	—	—	7,590,000	1	292,259	—	—	—	292,260
Conversion of convertible notes to common stock upon initial public offering	—	—	1,400,560	—	104,902	—	—	—	104,902
Exercise of common stock warrants	—	—	85,583	—	100	—	—	—	100
Reclassification of warrant liability to additional paid-in capital upon initial public					6,310				6,310
Issuance of common stock upon vesting of restricted stock units	—	—	140,802	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(49,685)	—	—	(2,608)	—	—	(2,608)
Issuance of common stock upon exercise of stock options	—	—	792,137	—	1,843	—	—	—	1,843
Stock-based compensation	—	—	—	—	24,364	—	—	—	24,364
Other comprehensive income	—	—	—	—	—	—	—	1,627	1,627
Net loss	—	—	—	—	—	—	(74,522)	—	(74,522)
Balance as of March 31, 2021	—	$—	75,339,093	$8	$614,247	$(2,608)	$(201,031)	$53	$410,669

The accompanying notes are an integral part of the condensed consolidated financial statements

Poshmark, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2021
Cash flows from operating activities
Net loss	$(10,987)	$(74,522)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	711	790
Stock-based compensation	1,799	24,141
Loss on disposal of property and equipment	2	1
Change in fair value of redeemable convertible preferred stock warrant liability	97	2,816
Change in fair value of the convertible notes	—	49,481
Loss on extinguishment of the convertible notes	—	1,620
Accretion of discounts and amortization of premiums on marketable securities, net	(147)	88
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,552)	(3,320)
Other assets	566	3,803
Accounts payable	18,688	3,138
Funds payable to customers	(1,074)	10,466
Accrued expenses and other current liabilities	(3,056)	1,569
Long-term deferred rent and other liabilities	222	(194)
Net cash provided by operating activities	1,269	19,877
Cash flows from investing activities
Purchases of property and equipment	(348)	(439)
Purchases of marketable securities	(14,320)	—
Maturities of marketable securities	35,157	2,900
Net cash provided by investing activities	20,489	2,461
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions and offering costs	—	293,899
Proceeds from issuance of redeemable convertible preferred stock warrants	—	100
Tax withholding related to vesting of restricted stock units	—	(2,608)
Proceeds from exercise of stock options	14	1,843
Net cash provided by financing activities	14	293,234
Effect of foreign exchange rate changes on cash and cash equivalents	43	6
Net increase in cash and cash equivalents	21,815	315,578
Cash and cash equivalents
Beginning of period	63,318	235,834
End of period	$85,133	$551,412
Supplemental cash flow data
Cash paid for income taxes	$—	$51
Stock-based compensation capitalized to internal use software	17	223
Deferred offering costs included in accounts payable	—	182
Conversion of convertible notes upon initial public offering	—	104,902
Conversion of redeemable convertible preferred stock upon initial public offering	—	156,175
Reclassification of preferred stock warrant liability upon initial public offering	—	6,310

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Organization

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

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred net losses. The Company generated net loss of $74.5 million for the three months ended March 31, 2021. The Company had an accumulated deficit of $201.0 million as of March 31, 2021, respectively. The Company has historically financed its operations primarily through the issuance and sale of redeemable convertible preferred stock and through the issuance of convertible debt. While the Company believes that its current cash, cash equivalents, and marketable securities are adequate to meet its needs for a one-year period from the date these condensed consolidated financial statements are issued, the Company may need to borrow funds or raise additional equity to achieve its longer-term business objectives.

Initial Public Offering

On January 19, 2021, the Company completed its initial public offering (IPO). In connection with the IPO, it authorized two new classes of common stock: Class A common stock and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. The Class B common stock automatically converts to Class A common stock upon transfers or any sale. In its IPO, the Company issued and sold 6,600,000 shares of its Class A common stock at the public offering price of $42.00 per share, plus an additional 990,000 shares of common stock at the public offering price of $42.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $292.3 million after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO:

•	all 52,286,631 shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis;
•

convertible notes with an aggregate principal amount of $50.0 million automatically converted into 1,400,560 shares of our Class A common stock at a conversion price equal to 85% of the IPO price of $42.00 per share; and

•	redeemable convertible preferred stock warrants amounting to 85,583 automatically converted into Class B common stock warrants.

Upon completion of the IPO, $4.2 million of deferred offering costs were reclassified to additional paid-in capital and accounted for as a reduction of the IPO proceeds in the condensed consolidated balance sheets.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2021 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 23, 2021.

For the foreign subsidiaries where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses have not been material for all periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include the fair value of financial instruments, capitalization and estimated useful life of internal-use software, allowance for expected chargeback losses, estimates related to credits, incentives and refunds issued to customers, valuation of the convertible notes preceding its IPO, valuation of the redeemable convertible preferred stock warrant liability preceding its IPO, stock-based compensation, valuation of the Company’s common stock preceding its IPO, and valuation of deferred income tax assets and the uncertain tax position. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the condensed consolidated financial statements will be affected.

The World Health Organization declared in March 2020 that the recent outbreak of the coronavirus disease (COVID-19) constituted a pandemic. The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The global impact of COVID-19 continues to rapidly evolve, and the Company will continue to monitor the situation and the effects on its business and operations closely. The Company does not yet know the full extent of potential impacts on its business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. Given the uncertainty, the Company cannot reasonably estimate the impact on its future results of operations, cash flows, or financial condition. As of the date of issuance of the condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.

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

Buyers

When a sale is finalized, the buyer purchases a shipping label from United States Postal Service (USPS), or the relevant shipping provider for the Canada and Australia marketplace, through the Poshmark platform. The Company emails the shipping label to the seller and the seller ships the item to the buyer through the shipping provider. The Company does not purchase the shipping label on behalf of the buyer until after the buyer has purchased an item and has remitted payment. As a result, the Company has one performance obligation to buyers, which is to facilitate the sale of shipping labels to buyers for delivery of items purchased on the Company’s platform (shipping facilitation).

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

Incentives

Under the referral program, an existing user (the referrer) earns an incentive (Posh Credit) when a new user (the referee) first buys an item on the Company’s platform. Posh Credits are not redeemable for cash and can only be applied for purchases on the Company’s platform. The Company records the incentive to the referrer, which is in exchange for a distinct referral service, as a liability at the time the incentive is earned by the referrer with a corresponding charge recorded to marketing expense in the condensed consolidated statements of operations. Credits and incentives issued to existing users for referring new users are contingent upon a new user completing an initial purchase on the Company’s platform and represent an incremental cost of obtaining a contract with a customer. The Company expenses such new user referral incentives as marketing expense when the referral incentives are earned because the amortization period would be one year or less.

The Company has several buyer incentive programs, which are offered to encourage buyer activity on the Company’s platform. These promotions reduce the fees for shipping facilitation charged by the Company. Accordingly, the Company records these incentives as a reduction to revenue from the buyer when the incentive is used by the buyer. Amounts in excess of cumulative shipping facilitation revenue earned are presented as marketing expense in the condensed consolidated statements of operations.

The Company participates in certain joint incentive programs with sellers that are recorded as a reduction to the fees received from the seller.

The Company may elect to issue incentives to buyers for customer satisfaction purposes or for refunds. These incentives (which are in the form of Posh Credits) can be applied towards future orders and, thereby, results in a reduced fee earned by the Company from the buyer, or redeemable credits that can also be redeemed for cash. In cases where the seller performed as required by the Company’s TOS, the Company reduces shipping facilitation revenue earned on the transaction and any cumulative revenue earned from the same buyer for Posh Credits and redeemable credits granted. If the amount of the incentive exceeds cumulative revenues from the buyer, then the excess is presented as operations and support expense in the consolidated statements of operations. If refunds are provided in a case where the seller did not perform and the amount cannot be recovered from the seller, the refund is presented as a reduction of revenue. Referral incentives, joint incentives, refunds and buyer incentives are recorded in the condensed consolidated statements of operations as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2021
Reduction to net revenue	$1,319	$2,204
Operations and support	1,293	2,015
Marketing	2,075	2,208
	$4,687	$6,427

Cost of Net Revenue

Cost of net revenue consists of costs associated with credit card processing, order transaction fees and hosting expenses associated with operating the Company’s platform. Cost of net revenue does not include depreciation and amortization.

Stock-Based Compensation

The Company has granted stock-based awards consisting of stock options and RSUs to employees and consultants.

RSUs granted prior to the occurrence of a Qualified IPO vest upon the satisfaction of both time-based service and performance-based conditions. The time-based vesting condition for the majority of these awards is satisfied over four years. The performance-based vesting condition is satisfied upon the occurrence of a qualifying event, which is generally defined as a change in control transaction or the effective date of a Qualified IPO. Through December 31, 2020, no stock-based compensation expense had been recognized for RSUs with a liquidity event performance condition, as such qualifying event was not probable. Upon the completion of Company's IPO, the liquidity event performance condition was met. Accordingly, upon the effectiveness of the IPO, the Company recognized cumulative stock-based compensation expense determined using the grant-date fair values and the accelerated attribution method. The remaining stock-based compensation related to these awards will be recognized over the remaining time-based service over the remaining requisite service period using the accelerated attribution method. RSUs granted after the date of the Qualified IPO only include a time-based service condition.  Accordingly, these awards will be measured using the grant date fair values and will be amortized on a straight-line basis over the requisite service period. Forfeitures for all stock-based awards are recognized as they occur.

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

Prior to the completion of the IPO, the fair value of the shares of common stock underlying the stock options has been determined by the board of directors as there was no public market for the common stock. The board of directors determines the fair value of the Company’s common stock by considering a number of objective and subjective factors including: contemporaneous third-party valuations of the Company’s common stock, the valuation of comparable companies, sales of redeemable convertible preferred stock to unrelated third-parties, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors. After the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the Nasdaq Global Select Market.

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

Concentrations of Risk

The Company currently uses one carrier to handle all shipments in each country in which it operates, two gateways to process payments and one third-party vendor to host the Company’s information technology environment. A significant disruption in the operations of one of more of these vendors could have an adverse effect on the Company’s business, financial condition, and results of operations.

The majority of the Company’s cash and cash equivalents are held by one high-credit quality financial institution within the United States with balances maintained in excess of the FDIC insurance limits.

No customer accounted for 10% or more of the Company’s net revenue as of and for the three months ended March 31, 2020, and 2021.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of operations as the costs related to the hosting fees. The Company adopted this new standard on January 1, 2021 on a prospective basis. The adoption of this standard did not have a material impact on its condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This amended guidance is intended to remove certain exceptions to the general principles in current U.S. GAAP, simplify areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The Company early adopted the new standard effective January 1, 2021 on a prospective basis. The adoption of this guidance did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

3.Supplemental Financial Statement Information

Cash Equivalents and Marketable Securities

The following tables summarize the cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value of the cash equivalents and marketable securities as of December 31, 2020 and March 31, 2021 (in thousands):

	December 31, 2020
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Cash equivalents(1)
Money market funds	$46,436	$—	$—	$46,436
Marketable securities
Commercial paper	6,090	—	—	6,090
Corporate bonds	4,972	1	(2)	4,971
U.S. Treasury securities	15,176	1	—	15,177
Total	$72,674	$2	$(2)	$72,674

(1)	Included in cash and cash equivalents on the consolidated balance sheet as of December 31, 2020.

	March 31, 2021
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Cash equivalents(1)
Money market funds	$49,438	$—	$—	$49,438
Marketable securities
Commercial paper	6,096	—	—	6,096
Corporate bonds	2,042	—	(1)	2,041
U.S. Treasury securities	15,111	3	—	15,114
Total	$72,687	$3	$(1)	$72,689

(1)	Included in cash and cash equivalents on the consolidated balance sheet as of March 31, 2021.

The weighted-average remaining maturity of the marketable securities was less than one year and no individual security incurred continuous unrealized losses for greater than twelve months as of December 31, 2020 and March 31, 2021.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31, 2020	March 31, 2021
Computer equipment and software	$1,254	$1,415
Developed website and software	4,381	4,861
Furniture and fixtures	1,430	1,430
Leasehold improvements and incentives	7,277	7,279
Total property and equipment, gross	14,342	14,985
Less accumulated depreciation	(5,895)	(6,667)
Property and equipment, net	$8,447	$8,318

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 31, 2020	March 31, 2021
Accrued advertising	$8,489	$8,104
Accrued sales tax	8,073	8,881
Accrued compensation and benefits	6,842	8,171
Other accrued and other current liabilities	12,455	13,902
Accrued expenses and other current liabilities	$35,859	$39,058

4.	Fair Value Measurements

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2020 and March 31, 2021 (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$46,436	$—	$—	$46,436
Marketable securities
Commercial paper	—	6,090	—	6,090
Corporate bonds	—	4,971	—	4,971
U.S. Treasury securities	—	15,177	—	15,177
Total	$46,436	$26,238	$—	$72,674
Liabilities
Convertible notes	$—	$—	$55,421	$55,421
Redeemable convertible preferred stock warrant liability	—	—	3,494	3,494
Total	$—	$—	$58,915	$58,915

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet as of December 31, 2020.

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$49,438	$—	$—	$49,438
Marketable securities
Commercial paper	—	6,096	—	6,096
Corporate bonds	—	2,041	—	2,041
U.S. Treasury securities	—	15,114	—	15,114
Total	$49,438	$23,251	$—	$72,689

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheet as of March 31, 2021.

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for any of the periods presented. In January 2021, in connection with the Company’s IPO, all outstanding preferred stock warrants were automatically exercised into Class B common stock. As a result, the Company remeasured and reclassified the preferred stock warrant liability to additional paid-in capital upon the closing of its IPO.
5.	Commitments and Contingencies

Operating Leases

As of March 31, 2021, the Company’s future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

2021 (remaining nine months)	$4,133
2022	5,801
2023	5,912
2024	2,676
Thereafter	—
Total minimum lease payments	$18,522

Rent expense was $1.0 million each for the three months ended March 31, 2020 and 2021, respectively.

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

Purchase Commitments

As of December 31, 2020 and March 31, 2021, the Company has non-cancelable contractual commitments of $9.7 million and $8.4 million, respectively, for network and cloud services in the ordinary course of business with varying expiration terms through October 31, 2022.

Litigation and Loss Contingencies

The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax and other matters. The Company currently has no material pending litigation as of December 31, 2020 and March 31, 2021.

Indemnifications

The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in the condensed consolidated statements of operations in connection with the indemnification provisions have not been material.
6.	Redeemable Convertible Preferred Stock

Upon the closing of the Company’s IPO on January 19, 2021, all outstanding redeemable convertible preferred stock converted into shares of common stock. As of March 31, 2021, there are no holders of the Company’s preferred stock.

Redeemable convertible preferred stock as of December 31, 2020, consists of the following (in thousands, except share and per share data):

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

The holders of redeemable convertible preferred stock had various rights and preferences as follows:

Voting

Each share of redeemable convertible preferred stock had voting rights equal to an equivalent number of shares of common stock into which it was converted. Such holder had full voting rights and powers equal to the voting rights and powers of the holders of common stock, and was entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Company, and was entitled to vote, together with holders of common stock, with respect to any question upon which holders of common stock had the right to vote, except as required by law.

Dividends

The holders of Series A, B, B-1, C, C-1 and D redeemable convertible preferred stock were entitled to receive noncumulative dividends at the per annum rate of $0.0297, $0.1094, $0.1268, $0.2048, $0.2088 and $0.6698, respectively, when and if declared by the board of directors. The holders of redeemable convertible preferred stock were entitled to participate in dividends on common stock, when and if declared by the board of directors, based on the number of shares of common stock held on an as-converted basis. No dividends on redeemable convertible preferred stock or common stock had been declared by the Company’s board of directors from inception through January 14, 2021.

Election of the Board of Directors

For so long as at least 25% of the initially issued shares of Series A, Series B, Series C-1, and Series D redeemable convertible preferred stock remained outstanding (as adjusted for stock splits, stock dividends, recapitalizations and the like), the holders of record of the shares of the Series A, Series B, Series C-1, and Series D redeemable convertible preferred stock, exclusively and as a separate class, were entitled to elect one director of the Company.

Liquidation

In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of redeemable convertible preferred stock were entitled to receive on pari passu basis, an amount equal to the original issue price for such series of preferred stock, plus any declared but unpaid dividends prior and in preference to any distribution or payment to the holders of common stock. All remaining assets would then be distributed pro rata to holders of common stock. If the Company did not have enough assets and funds legally available for distribution to meet this requirement, all of the Company’s assets and funds available would be distributed ratably among the holders of redeemable convertible preferred stock in proportion to the preferential amount per share each such holder is otherwise entitled to receive. A liquidation event included a sale, transfer or license of all or substantially all of its assets, a merger or consolidation with another entity, the transfer of 50% or more of its voting stock, or a liquidation, dissolution or winding up of the Company.

Conversion

Each share of preferred stock was convertible, at the option of the holder, into the number of fully paid and non-assessable shares of common stock on a one-for-one basis. The conversion prices of the redeemable convertible preferred stock would be adjusted for specified dilutive issuances, stock splits, combinations, and non-cash dividends.

The outstanding shares of redeemable convertible preferred stock automatically converted into common stock immediately upon the closing of a Qualified IPO and on January 19, 2021, redeemable convertible preferred stock converted into 52,372,222 shares of Class B common stock.

7.       Redeemable Convertible Preferred Stock Warrants

Warrants to purchase the Company’s redeemable convertible preferred stock as of December 31, 2020 consisted of the following:

Issuance Date	Expiration Date	Issue Price per Share	Number of Shares	Class of Shares
December 1, 2011	December 1, 2021	$0.37	40,464	Series A
May 10, 2013	May 10, 2023	$1.37	25,588	Series B
May 22, 2015	May 22, 2025	$2.56	19,531	Series C

Refer to Note 2 for discussion of the significant inputs used to determine the fair value of the redeemable convertible preferred stock warrants.

On January 19, 2021, upon the closing of the IPO, 85,583 redeemable convertible preferred stock warrants automatically converted into common stock warrants and all of the warrants were exercised in February 2021. Accordingly, the fair value of the warrant liability was reclassified to additional paid-in capital in the Company’s condensed consolidated financial statements for the three months ended March 31, 2021.

8.       Convertible Notes

On September 15, 2020, the Company entered into the Senior Unsecured Convertible Promissory Note Purchase Agreement (the Note Purchase Agreement) for the issuance of an aggregate of $50.0 million principal amount of senior unsecured convertible promissory notes (the convertible notes). The convertible notes did not accrue interest, except during the existence of an event of default related to non-payment of the obligations under the convertible notes at maturity or upon acceleration. Then at the option of the holders of the convertible notes, during the existence of such default, the outstanding principal amount would bear an interest rate equal to 20% per annum.

Upon a qualifying IPO of the common stock of the Company, the convertible notes would convert into shares of the Company’s common stock, subject to an applicable discount factor, which is expressed as a percentage which varies based on the period in which the conversion takes place (the Discount Factor), as follows:

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

Unless earlier converted or redeemed, the convertible notes were to mature on September 14, 2023. The convertible notes could not be voluntarily redeemed by the Company prior to the maturity date. If the convertible notes were not converted or redeemed prior to the maturity date, the Company must pay the noteholders an exit fee equal to 33.3% of the outstanding principal balance of the convertible notes at maturity. If the convertible notes were accelerated following the occurrence and during the continuance of a standard event of default, the outstanding obligations under the convertible notes would be accelerated, and the Company would be required to pay an applicable premium.

Under the terms of the convertible notes, the Company was subject to certain covenants that restrict its ability to incur indebtedness or liens or other encumbrances, consummate a merger or acquisition, make certain dividends, distributions or other payments in respect of equity interests, engage in transactions with affiliates, make investments or consummate asset sales, in each case, subject to certain exclusions and exceptions.

Upon the closing of the Company’s IPO on January 19, 2021, which under the Note Purchase Agreement met the contractual conversion requirement of a qualified IPO, the Company issued 1,400,560 shares of its Class A common stock to the holders of the convertible notes. As a result of the conversion of its debt obligations under the Note Purchase Agreement, during the three months ended March 31, 2021, the Company recorded total charges in other expense, net, in the accompanying condensed consolidated statement of operations, amounting to $51.1 million which included $49.5 million due to the change in the fair value of the convertible notes based on the difference between the fair value measured on the contractual conversion and the net carrying value of the convertible notes which was measured based on the fair value of the convertible notes at December 31, 2020, and $1.6 million related to instrument specific credit risk which had been recognized in accumulated other comprehensive income (loss), a component of stockholders’ (deficit) equity.

9.       Common Stock

Common stock reserved for future issuance was as follows as of December 31, 2020 and March 31, 2021:

	December 31, 2020	March 31, 2021
Conversion of redeemable convertible preferred stock	52,286,631	—
Conversion of convertible notes(1)	1,400,560	—
Warrants to purchase redeemable convertible preferred stock	85,583	—
2011 Stock Option and Grant Plan:
Options issued and outstanding	7,867,286	7,060,211
RSUs issued and outstanding	2,219,770	2,149,943
Shares available for future grants	450,010	—
2021 Stock Option and Grant Plan:
Options issued and outstanding	—	26,832
RSUs issued and outstanding	—	54,914
Shares available for future grants	—	9,944,790
Total shares of common stock reserved for future issuance	64,309,840	19,236,690

(1)	Calculated as $50.0 million in principal, convertible at 85% of the $42.00 per share of common stock from the Company’s IPO.

10.     Stock-Based Compensation Plan

2011 Stock Option and Grant Plan

In 2011, the Company adopted the 2011 Stock Option and Grant Plan, or the 2011 Plan. The 2011 Plan provides for the granting of stock options and restricted shares to employees and non-employees (consultants) of the Company. Options granted under the 2011 Plan may be either incentive stock options or non-qualified stock options. Incentive stock options (ISO) may be granted only to the Company’s employees (including officers and directors who are also employees). Non-qualified stock options (NSO) may be granted to the Company’s employees and consultants.

Options issued under the 2011 Plan are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the grant date as determined by the board of directors. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date, and the remainder vest in equal monthly installments over the following 36 months. Options have a maximum term of ten years. Restricted Stock Units (RSUs) issued under the 2011 Plan are subject to terms and conditions as determined by the Company’s board of directors, which may include the achievement of certain performance goals and/or continued employment with us through a specified vesting period.

The 2011 Plan has been replaced by the 2021 Plan as defined below.

2021 Stock Option and Incentive Plan

In connection with the Company’s IPO, the Company adopted the 2021 Stock Option and Incentive Plan, or the 2021 Plan, in January 2021. The 2021 Plan replaced the 2011 Plan, as the Company’s board of directors determined not to make additional awards under the 2011 Plan following the completion of the Company’s IPO. The Company has initially reserved 10,000,000 shares of Class A common stock for the issuance of awards under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022, by 5% of the number of outstanding shares of Class A and Class B common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee.

Options issued under the 2021 Plan are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the grant date as determined by the board of directors. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date, and the remainder vest in equal monthly installments over the following 36 months. Options have a maximum term of ten years. RSUs granted under the 2021 Plan are subject to terms and conditions as determined by the Company’s compensation committee, which may include the achievement of certain performance goals and/or continued employment with us through a specified vesting period.

Employee Stock Purchase Plan

In connection with the Company’s IPO, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP) in January 2021. Under the ESPP, the Company will make one or more offerings to its employees to purchase shares under the ESPP. The first offering will begin and end on dates to be determined by the plan administrator. The Company has initially reserved 2,000,000 shares of Class A common stock for issuance under the 2021 ESPP.  The reserve will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (1) 1% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the preceding fiscal year, (2) 3,000,000 shares of Class A common stock, and (3) a number of shares determined by our compensation committee. As of the date of this Quarterly Report on Form 10-Q, no offering periods have commenced.

Option to Purchase Common Stock

The following table summarizes option activity for the three months ended March 31, 2021:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Balances at December 31, 2020	7,660,786	$5.09	6.4	$282,735
Granted	26,832	42.00
Exercised	(585,637)	3.00
Forfeited and cancelled	(14,938)	10.61
Balances at March 31, 2021	7,087,043	$5.39	6.3	$249,544
Vested and expected to vest as of March 31, 2021	7,087,043	$5.39	6.3	$249,544
Vested and exercisable as of March 31, 2021	5,227,119	$3.66	5.7	$193,102

The stock price per share that was used to determine the aggregate intrinsic value of outstanding stock options as of December 31, 2020 and March 31, 2021 was $42.00 and $40.60, respectively. As of March 31, 2021, the stock price per share that was used to determine both the vested and expected to vest options and vested and exercisable options was $40.60.

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

There were no stock options granted during the three months ended March 31, 2020. The fair value of stock options granted was $42.00 for the three months ended March 31, 2021. The total intrinsic value of options exercised during the three months ended March 31, 2021 was $27.9 million.

The Company previously issued an option to purchase 206,500 shares of the Company’s common stock to a non-employee service provider outside of the Plan with an exercise price of $0.41 per share and vested prior to January 1, 2017. All the shares were exercised in January 2021.

Restricted Stock Units

RSUs issued prior to the IPO had both time-based service and performance-based conditions. The performance-based vesting condition is satisfied upon the occurrence of a qualifying event, which is generally defined as a change in control transaction or the effective date of a Qualified IPO. Upon the effectiveness of the IPO, the performance-based vesting condition was satisfied, and therefore, the Company recognized a one-time cumulative stock-based compensation expense of $15.6 million using the accelerated attribution method for the portion of the awards for which the service-based vesting condition has been fully or partially satisfied. Upon the IPO, shares were issued to satisfy the vesting of RSUs with a performance condition. To meet the related RSUs tax withholding requirements, the Company withheld 32 thousand of the 95 thousand shares of common stock issued. Based on the IPO public offering price of $42.00 per share, the tax withholding obligation was $1.4 million.

RSUs granted to newly hired employees typically vest 25% on the first Company-established vest date after the first anniversary of the employee’s date of hire and ratably each quarter over the ensuing 12-quarter period for purposes of the service condition. The maximum term for RSUs granted under the Plan will not exceed seven years from the date of grant.

The following table summarizes RSU activity for the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2020	2,219,770	$20.20
Granted	140,398	46.27
Vested	(140,802)	15.08
Forfeited and cancelled	(14,509)	27.89
Nonvested as of March 31, 2021	2,204,857	$22.14

As of March 31, 2021, the total unrecognized stock-based compensation expense related to unvested options and RSUs was $39.6 million, which will be recognized over a weighted-average period of 1.95 years.

Stock-Based Compensation

The assumptions used to value stock options granted for the periods indicated were as follows:

	Three Months Ended March 31,
	2020	2021
Expected dividend yield	—	—
Expected volatility	—	52.1%
Risk-free rate	—	0.5%
Expected term (in years)	—	5.5

Stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2021
Operations and support	$163	$2,218
Research and development	536	$10,641
Marketing	307	$3,289
General and administrative	793	$7,993
Total	$1,799	$24,141

11.	Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. In connection with the IPO, the Company established two classes of authorized common stock: Class A common stock and Class B common stock. As a result, all then-outstanding shares of common stock were converted into shares of Class B common stock. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock.

The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2021
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(10,987)	$(74,522)
Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	12,347	62,729
Net loss per share attributable to common stockholders, basic and diluted	$(0.89)	$(1.19)

As of March 31, 2020, RSUs of 0.5 million were excluded from the table below because they are subject to performance conditions that were not achieved as of such date.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss) income per share for the dates indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2020	2021
Redeemable convertible preferred stock (on as if-converted basis)	52,287	—
Warrants to purchase redeemable convertible preferred stock	86	—
RSUs	—	2,205
Stock options	8,492	7,087
Total	60,865	9,292

12.     Income Taxes

The following table summarizes the Company’s effective tax rate from loss for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2021
Loss before income taxes	$(10,929)	$(74,592)
Provision (benefit) for income taxes	58	(70)
Effective tax rate	(0.53)%	0.09%

The tax benefit for the three months ended March 31, 2021 was primarily attributable to a state income tax benefit related to 2020 state income taxes over-accrued. The Company’s effective tax rate of 0.09% for the three months ended March 31, 2021, differs from the U.S. statutory tax rate primarily due to valuation allowance recorded against domestic losses and the tax rate differences between the United States and foreign countries.

The tax expense for the three months ended March 31, 2020 was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rate of 0.53% for the three months ended March 31, 2020, differs from the U.S. statutory tax rate primarily due to valuation allowance recorded against domestic losses and the tax rate differences between the United States and foreign countries.

The Company has a full valuation allowance on its U.S. federal and state deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of December 31, 2020 and March 31, 2021, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets.

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
13.	Subsequent Events

In April 2021, the Company registered a wholly owned subsidiary, Poshmark Limited, in England and Wales.

In May 2021, the Company granted 925,787 RSUs with a grant date fair value of $40.16 per share. The RSUs are subject to a service-based vesting condition, which is generally satisfied over four years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and our Annual Report on Form 10-K filed with the SEC on March 23, 2021. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. See the discussion under “Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q for more information. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and particularly in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the SEC. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.

Overview

We are a social marketplace that combines the human connection of a physical shopping experience with the scale, reach, ease, and selection benefits of eCommerce. In doing so, we bring the power of community to buying and selling online. We created Poshmark in 2011 to make buying and selling simple, social, and fun. Pairing technology with the inherent human desire to socialize, our marketplace creates passion and personal connections among users. We dynamically curate our marketplace into lifestyle categories that our users love, including apparel, accessories, footwear, home, beauty, and pets. Powered by our proprietary technology, our social marketplace is purpose-built to enable simple transactions, seamless logistics, and an engaging experience at scale. As of March 31, 2021, we had 6.7 million Active Buyers.

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

As of March 31, 2021, our community has generated over $4.8 billion in GMV since 2011 with $441.0 million in the three months ended March 31, 2021 and $309.3 million in the three months ended March 31, 2020, representing a 43% growth rate. In the three months ended March 31, 2021 and 2020, we had revenue of $81.0 million and $57.1 million, respectively, representing a 42% growth rate. In the three months ended March 31, 2021, we generated a net loss of $74.5 million and Adjusted EBITDA of $4.2 million compared to a net loss of $11.0 million and Adjusted EBITDA loss of $8.7 million in the three months ended March 31, 2020.

Key Operating and Non-GAAP Financial Metrics

We collect and analyze operating and financial data to evaluate the health of our community, allocate our resources (such as capital, time, and technology investments), and assess the performance of our business. In addition to revenue, net loss, and other results under GAAP, the key operating and financial metrics we use are GMV, Active Buyers, and Adjusted EBITDA.

Gross Merchandise Value. Our gross merchandise value, or GMV, is the total dollar value of transactions on our platform in a given period, prior to returns and cancellations, and excluding shipping and sales taxes. GMV is a measure of the total economic activity generated by our marketplace, and an indicator of the scale and growth of our marketplace and the health of our marketplace ecosystem.

GMV

($ in millions)

Our GMV grew 43% from $309.0 million in the three months ended March 31, 2020 to $441.0 million in the three months ended March 31, 2021. Our quarterly GMV has increased year-over-year for the past ten quarters. We have continued to add users and enhance our social marketplace with the launch of new category offerings like the launch of the pets category and expansion to Australia in February 2021.

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

Adjusted EBITDA. We define Adjusted EBITDA as net loss attributable to common stockholders, excluding depreciation and amortization, stock-based compensation expense, interest income, other expense, net, and provision (benefit) for income taxes. Adjusted EBITDA is a key performance measure used by our management and board of directors to assess our operating performance and the operating leverage in our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the loss and expenses that we exclude in Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making. See “—Reconciliation of Non-GAAP Financial Measures” for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Adjusted EBITDA

($ in millions)

Key Factors Affecting Our Performance

Growth and Retention of Users. We focus on attracting new users and retaining existing users. New users and the social and transactional activities they contribute help keep existing users more active, increasing their lifetime value over time. Users engage in many ways on our social marketplace: they connect, they browse, they buy, and they sell. The positive relationship between new users and existing users illustrates the network effects of our marketplace. As of March 31, 2021, we had 6.7 million Active Buyers.

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

Cumulative % Sellers Activated as Buyers from Year 1 to Year 5 31% of First-Time Sellers Also Became Buyers in Year 1 40% 42% 44% 37% 31% Year of Seller's Year 2 Year 3 Year 4 Year 5 First Sale

Investments in Growing Our User Community. We have invested substantially in marketing to grow our user community and drive further awareness of our brand. These investments have enabled us to grow our base of new users, buyers, and sellers while continuing to retain buyers and sellers, resulting in strong growth of our GMV and revenue. Marketing expenses represented 44% and 61% of revenue in the three months ended March 31, 2021 and 2020, respectively. We intend to manage our marketing spend to balance growth and profitability. We will continue to invest in user acquisition and retention while the underlying user unit economics indicate the return on investment is strong.

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

International Expansion. We began operations in Canada, the first country we expanded to after the United States, in May 2019. In February 2021, we expanded our operations to Australia. As we continue our global expansion, we believe international demand for our platform will develop and increase. Accordingly, we believe there is a significant opportunity to grow our international business. We have invested, and plan to continue to invest, in the adoption of our platform and solutions internationally, including localization of our platform and the addition of critical capabilities to our platform required to serve those local markets.

Impact of the COVID-19 Pandemic. The COVID-19 pandemic has had a variety of impacts on our business to date and will continue to impact our business in ways that remain unpredictable. In the initial weeks of the pandemic in the United States, we experienced a significant decrease in GMV. In the month of March 2020, we had negative 13% year-over-year GMV growth which in turn impacted the year-over-year GMV growth for the quarter ended March 31, 2020, which was 9%. Subsequently, in the quarter ended June 30, 2020, the year-over-year GMV growth rebounded to 42% as buyer and seller activity resumed. However, such trends may not continue and could be reversed. In particular, to the extent that federal and state governmental aid programs initiated in connection with the pandemic are reduced or terminated, consumer discretionary spending would likely decrease, which would have a negative impact on our business.  As a result of the COVID-19 pandemic, the lives of our users, buyers, and sellers have been disrupted as people have been required to stay home and many have experienced significant economic and employment disruption. As many people have shifted to a work-from-home environment, there has been less of a need for some to purchase apparel. In some cases, buyers also have a decreased ability to spend on our marketplace due to economic concerns and pressures. In other cases, physical stores have remained closed or are viewed as potentially dangerous, leaving fewer offline shopping alternatives for people and driving demand to online alternatives, including Poshmark. For our sellers, our marketplace has continued to serve as a means for additional income, though the requirement to handle their own logistics amid quarantine has proven difficult for many. Additionally, the social nature of our platform and the community we have built has attracted users throughout the pandemic to come shop, interact, and share. We have temporarily closed our headquarters and offices, with substantially all of our employees working remotely, temporarily lowering our operating expenses. Additional disruptions or a resurgence of offline shopping demand could adversely affect our business, results of operations, liquidity, and financial condition in future periods. The conditions caused by the pandemic are still evolving and we will continue to evaluate the potential impact of the pandemic on our business. See “Part II, Item 1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business, operations and financial condition.

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

Initial Public Offering

Our registration statement on Form S-1 related to our initial public offering (IPO) was declared effective on January 13, 2021, and our Class A common stock began trading on the Nasdaq Global Select Market on January 14, 2021. On January 19, 2021, we closed our IPO, in which we issued and sold 6,600,000 shares plus an additional 990,000 shares subject to the underwriters’ over-allotment option of our Class A common stock at the public offering price of $42.00 per share. We received net proceeds of $292.3 million after deducting underwriting discounts and commissions and offering expenses.

Components of Results of Operations

Net Revenue

We generate revenue from sellers for fees earned when they sell items they have listed on our social marketplace to buyers (20% of the final price for sales $15 and over, or a flat rate of $2.95 for sales under $15). The buyer also pays a shipping label fee as part of their order. On some orders, the shipping label fee exceeds our shipping label cost, which we record as revenue. For the three months ended March 31, 2020 and 2021, this revenue was 3% and 4%, respectively, of our total net revenue. Our revenue is recognized when we satisfy our performance obligations. We report both revenue from buyers and revenue from sellers based upon the net amount earned, which is reduced by certain buyer and seller incentives.

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

Other Expense, Net

Other expense, net mainly relates to changes in fair value of the Convertible Notes and redeemable convertible preferred stock warrants, and foreign exchange remeasurement gains and losses recorded from consolidating our foreign subsidiaries at each period end. Upon the closing on our IPO, the Convertible Notes converted into 1,400,560 shares of our Class A common stock. As a result, we expect other expense, net to be immaterial in future periods.

Provision (Benefit) for Income Taxes

Our provision (benefit) for income taxes consists primarily of foreign taxes and state minimum taxes in the United States. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision (benefit) for income taxes in the future. We have established a valuation allowance for our U.S. deferred tax assets, including federal and state NOLs.

We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.

Results of Operations

The following tables set forth our condensed consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Net revenue	$57,108	$80,956
Costs and expenses (1):
Cost of net revenue, exclusive of depreciation and amortization	9,897	12,970
Operations and support	8,536	14,894
Research and development	7,076	18,800
Marketing	34,596	35,478
General and administrative	7,458	18,743
Depreciation and amortization	711	790
Total costs and expenses	68,274	101,675
Loss from operations	(11,166)	(20,719)
Interest income	328	86
Other expense, net
Change in fair value of redeemable convertible preferred stock warrant liability	(97)	(2,816)
Change in fair value of the convertible notes	—	(49,481)
Loss on extinguishment of the convertible notes	—	(1,620)
Other, net	6	(42)
	(91)	(53,959)
Loss before provision (benefit) for income taxes	(10,929)	(74,592)
Provision (benefit) for income taxes	58	(70)
Net loss attributable to common stockholders	$(10,987)	$(74,522)

(1)	Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Operations and support	$163	$2,218
Research and development	536	10,641
Marketing	307	3,289
General and administrative	793	7,993
Total	$1,799	$24,141

Comparison of Three Months Ended March 31, 2020 and 2021

Net Revenue

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Net revenue	$57,108	$80,956	$23,848	42%

Net revenue increased $23.8 million for the three months ended March 31, 2021 compared to the same period in 2020. This growth was primarily due to an increase in the volume of GMV on our marketplace to a total of $0.4 billion, an increase of 43% for the three months ended March 31, 2021 compared to the same period in 2020. The increase in GMV was substantially driven by the increase in Active Buyers on the platform to 6.7 million for the trailing 12 months ended March 31, 2021, a 18% increase compared to the same period in 2020, and a 17% increase in GMV per Active Buyer for the trailing 12 months ended March 31, 2021 compared to the same period in 2020.

Cost of Net Revenue

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Cost of net revenue	$9,897	$12,970	$3,073	31%

Cost of net revenue increased $3.1 million for three months ended March 31, 2021 compared to the same period in 2020. The increase was driven by a $3.0 million increase in costs related to overall volume increases on our marketplace, including increased credit card processing fees and associated expenses, and an increase in data hosting costs of $0.1 million to support the increased usage of our platform and upgrades we made to our systems which were required to support our growth.

Operations and Support

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Operations and support	$8,536	$14,894	$6,358	74%

Operations and support expense increased $6.4 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily driven by the combined effect from a $3.5 million increase in customer service and support personnel costs, including $2.1 million in stock-based compensation, mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, a $1.8 million increase in net shipping costs as a result of our growth, and a $1.0 million increase in credits and incentives issued to users for the purposes of dispute resolution.

Research and Development

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Research and development	$7,076	$18,800	$11,724	166%

Research and development expense increased $11.7 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $11.8 million in engineering personnel costs required to support the growth of our business as we launch new innovations and improve functionality on our platform, including $10.1 million in stock-based compensation, mainly due to the satisfaction of the performance based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021.

Marketing

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Marketing	$34,596	$35,478	$882	3%

Marketing expense increased $0.9 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily driven by a $3.6 million increase in marketing personnel costs, including $3.0 million in stock-based compensation, mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, offset by $2.6 million decrease in spending on marketing programs, including decreased spending on television ad campaigns and digital marketing.

General and Administrative

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
General and administrative	$7,458	$18,743	$11,285	151%

General and administrative expense increased $11.3 million for the three months ended March 31, 2021 compared to the same period in 2020. This increase was primarily driven by the net effect from increases of $8.7 million increase in personnel costs which were required to support our growth and transition to a public company and included $7.2 million in stock-based compensation mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, increased legal and consulting fees of $1.8 million required to support our public company transition, and increased insurance costs of $1.1 million required as a result of becoming a public company. These increases were partially offset by a $0.4 million decrease in chargeback costs due to lower fraud activity in the current period.

Depreciation and Amortization

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Depreciation and amortization	$711	$790	$79	11%

Depreciation and amortization expense increased $0.1 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily driven by an increase in capitalization of website and software development.

Interest Income

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Interest income	$328	$86	$(242)	(74)%

The decrease in interest income is due to the lower balance of our marketable securities and lower interest rates earned from our marketable securities.

Other Expense, Net

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Other expenses, net	$(91)	$(53,959)	$(53,868)	59,196%

The increase in other expense, net is primarily due to an increase in fair value of the Convertible Notes for the three months ended March 31, 2021 with no comparable activity in the same period in 2020, and the change in fair value of the redeemable convertible preferred stock warrant liability which was driven by an increase in the fair value of the underlying redeemable convertible preferred stock.

Provision (Benefit) for Income Taxes

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Provision (benefit) for income taxes	$58	$(70)	$(128)	(221)%

The change in our provision (benefit) for income taxes is primarily attributable to a state income tax benefit related to 2020 state income taxes over-accrued.

GAAP and Non-GAAP Financial Measures

We also review the following GAAP and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Net Loss	$(10,987)	$(74,522)
Net Loss Income Margin(1)	(19)%	(92)%
Adjusted EBITDA	$(8,656)	$4,212
Adjusted EBITDA Margin(2)	(15)%	5%

(1)	Net Loss Margin is calculated by dividing Net Loss for a period by revenue for the same period.
(2)	Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

Adjusted EBITDA

Adjusted EBITDA is a key performance measure that we use to assess our operating performance and the operating leverage in our business. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes.

We calculate Adjusted EBITDA as net loss attributable to common stockholders, adjusted to exclude:

•	depreciation and amortization;
•	stock-based compensation expense;
•	interest income;
•	other expense, net; and
•	provision (benefit) for income taxes.

Adjusted EBITDA increased $12.9 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in revenue.

Reconciliation of Non-GAAP Financial Measures

We use Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, and to evaluate the effectiveness of our business strategies. Our definition may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish similar metrics. Furthermore, this metric has certain limitations in that it does not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations that are necessary to run our business. Thus, our Adjusted EBITDA and Adjusted EBITDA Margin should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to the related GAAP financial measure, net loss attributable to common stockholders. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with their respective related GAAP financial measures.

The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Net loss attributable to common stockholders	$(10,987)	$(74,522)
Adjusted to exclude the following:
Depreciation and amortization	711	790
Stock-based compensation	1,799	24,141
Interest income	(328)	(86)
Other expense, net	91	53,959
Provision (benefit) for income taxes	58	(70)
Adjusted EBITDA	$(8,656)	$4,212

Liquidity and Capital Resources

As of March 31, 2021, our principal sources of liquidity were cash and cash equivalents of $551.4 million, and marketable securities of $23.3 million. Cash equivalents consisted of institutional money market funds, and cash in transit from third-party credit card providers that we receive within approximately three to five business days from the date of the underlying transaction. Marketable securities consisted of commercial paper, corporate bonds, and U.S. Treasury securities, which mature in twelve months or less.

As of March 31, 2021, our cash and cash equivalents held by our foreign subsidiaries were not material.

Since our inception, we have most often generated negative cash flows from operations and as of March 31, 2021, we had an accumulated deficit of $201.0 million, and we have financed our operations primarily through private sales of equity securities, payments received through our platform, and the issuance of convertible debt. Upon the closing of our IPO in January 2021, we received net proceeds of $292.3 million after deducting underwriting discounts and commissions and offering expenses. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through the issuance of debt, equity, and equity-linked arrangements.

Condensed Consolidated Statements of Cash Flows Data

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Net cash provided by:
Operating activities	$1,269	$19,877
Investing activities	20,489	2,461
Financing activities	14	293,234
Effect of foreign exchange rate changes on cash and cash equivalents	43	6
Net increase in cash and cash equivalents	$21,815	$315,578

Cash Flows from Operating Activities

For the three months ended March 31, 2021, cash provided by operating activities was $19.9 million, which consisted of a net loss of $74.5 million, adjusted by non-cash charges of $78.9 million and net cash inflows from the change in net operating assets and liabilities of $15.5 million. The non-cash charges were primarily comprised of the change in fair value of convertible notes of $51.1 million, stock-based compensation of $24.1 million, change in fair value of redeemable convertible preferred stock warrant liability of $2.8 million, and depreciation and amortization of $0.8 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $10.5 million increase in our funds payable to customers as a result of our growth, a $3.8 million increase in other assets, a $3.1 million increase in our accounts payable attributable to the timing of payments, a $1.6 million increase in accrued expenses and other current liabilities, partially offset by a $3.3 million decrease in prepaid expenses and other current assets due to the reclassification of deferred offering cost to additional paid-in capital.

For the three months ended March 31, 2020, net cash provided by operating activities was $1.3 million, which consisted primarily of a net loss of $11.0 million, adjusted by non-cash charges of $2.5 million and net cash inflows from the change in net operating assets and liabilities of $9.8 million. The non-cash charges were primarily comprised of stock-based compensation of $1.8 million, and depreciation and amortization of $0.7 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $18.7 million increase in our accounts payable attributable to the timing of payments, partially offset by a $5.6 million decrease in prepaid expenses and other current assets, and a $3.1 million decrease in our accrued expenses and other current liabilities.

Cash Flows from Investing Activities

For the three months ended March 31, 2021, net cash provided by investing activities of $2.5 million, was mainly attributable to the proceeds from the maturities of marketable securities.

For the three months ended March 31, 2020, net cash provided by investing activities of $20.5 million, was mainly attributable to the proceeds from the maturities of marketable securities, net of purchases.

Cash Flows from Financing Activities

For the three months ended March 31, 2021, cash provided by financing activities was $293.2 million, which consisted primarily of net proceeds from our IPO.

For the three months ended March 31, 2020, cash provided by financing activities was less than $0.1 million due to proceeds from the exercise of stock options.

Concentration of Credit Risk

No customer accounted for 10% or more of our net revenue for the three months ended March 31, 2020 and 2021.

Contractual Obligations and Commitments

As of March 31, 2021, there were no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K as well as Note 2 – Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See “Note 2 — Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements (unaudited).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of March 31, 2021, we had cash and cash equivalents, and marketable securities of $574.7 million, which consisted primarily of cash held in one high-credit quality financial institution within the United States, cash in transit from third-party credit card providers, institutional money market funds, commercial paper, corporate bonds, and U.S. Treasury securities, which each carry a degree of interest rate risk. Changes in interest rates affect the interest income we earn on our cash, cash equivalents, and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio as of March 31, 2021.

Foreign Currency Exchange Risk

Our revenue is denominated in U.S. dollars. Our expenses are primarily denominated in U.S. dollars, except for our non-U.S. operations, which are denominated in the local currency. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates. To date, these fluctuations have not been material. As exchange rates vary, our operating loss may differ from expectations. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results as of March 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 5 — Commitments and Contingencies — Litigation and Loss Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

Risk factors affecting our business are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 23, 2021 (our Fiscal 2020 10-K). The information presented below are updates that should be read in conjunction with the risk factors and information disclosed in our Fiscal 2020 10-K. Except as presented below, there have been no material changes to our risk factors as disclosed in our Fiscal 2020 10-K.

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

The impact of the ongoing COVID-19 pandemic is severe, widespread, and continues to evolve. The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

•	the duration and spread of the pandemic, including any additional resurgences and timing of vaccine rollouts;
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

The COVID-19 pandemic has had a variety of impacts on our business to date and will continue to impact our business in ways that remain unpredictable. In the initial weeks of the pandemic in the United States, we experienced a significant decrease in GMV. In the month of March 2020, we had negative 13% year-over-year GMV growth which in turn impacted the year-over-year GMV growth for the quarter ended March 31, 2020, which was 9%. Subsequently, in the quarter ended June 30, 2020, the year-over-year GMV growth rebounded to 42% as buyer and seller activity resumed. However, such trends may not continue and could be reversed. In particular, to the extent that federal and state governmental aid programs initiated in connection with the pandemic are reduced or terminated, consumer discretionary spending would likely decrease, which would have a negative impact on our business. In addition, although the COVID-19 pandemic has accelerated the trend toward eCommerce, it has negatively affected demand for apparel and fashion as retail categories. Responses to the COVID-19 pandemic such as prolonged work-from-home policies, quarantines, closures, and travel restrictions could continue to depress demand for the products sold on our platform. It is also difficult to predict how our business may be impacted by changing consumer spending patterns when the pandemic subsides. For example, as pandemic-related restrictions ease, competition may intensify as more buyers return to traditional brick and mortar retail stores. Demand for online shopping may also be driven lower by pent-up demand for other discretionary spending. Any of these trends driven by the COVID-19 pandemic may adversely affect our business, results of operations, and financial condition.

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

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, results of operations, and financial condition, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section and in our Fiscal 2020 10-K.

The market price of our Class A common stock has been and will likely continue to be volatile regardless of our operating performance, and declines in the price of our Class A common stock may subject us to litigation.

The trading price of our Class A common stock has been and is likely to continue to be volatile and fluctuate significantly regardless of our operating performance. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	changes in operating performance and stock market valuations of companies, particularly those in the technology, eCommerce or retail sectors;
•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole, or in our industry in particular;
•	changes in accounting standards, policies, guidelines, interpretations, or principles;
•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	developments or disputes concerning our intellectual property or our solutions, or third-party proprietary rights;
•	significant security breaches of, technical difficulties with, or interruptions to, our platform;
•	new laws or regulations, new interpretations of existing laws, or the new application of existing regulations to our business;
•	any major change in our board of directors or management;
•	any negative media coverage or publicity;
•	additional Class A common stock being sold into the market by us or our existing stockholders or the anticipation of such sales;
•	lawsuits and governmental investigations threatened or filed against us; and
•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock markets, and in particular the market on which our Class A common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from operating our business, and harm our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds from our IPO

The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-251427), which was declared effective by the SEC on January 13, 2021. Pursuant to such registration statement, we issued and sold an aggregate of 7,590,000 shares of our common stock at a price of $42.00 per share for an aggregate cash proceeds of approximately $292.3 million, net of underwriting discounts and commissions and offering costs, which includes the full exercise by the underwriters of their option to purchase additional shares of common stock. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on January 14, 2021 pursuant to Rule 424(b) under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poshmark, Inc.

Date: May 14, 2021	By:	/s/ Manish Chandra
Manish Chandra
Co-Founder, President, Chief Executive Officer, and Chairman of the Board

Date: May 14, 2021	By:	/s/ Anan Kashyap
Anan Kashyap
Chief Financial Officer