Form 10-Q
period 2021-06-30
Poshmark, Inc.
filed 2021-08-12
CIK 1825480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 40,286,602, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 35,962,399.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Poshmark, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares data)

(unaudited)

	December 31,	June 30,
	2020	2021
Assets
Current assets
Cash and cash equivalents	$235,834	$573,416
Marketable securities	26,238	6,069
Prepaid expenses and other current assets	7,905	9,420
Total current assets	269,977	588,905
Property and equipment, net	8,447	7,946
Other assets	7,010	2,633
Total assets	$285,434	$599,484
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$12,317	$15,124
Funds payable to customers	117,127	127,130
Accrued expenses and other current liabilities	35,859	36,806
Total current liabilities	165,303	179,060
Redeemable convertible preferred stock warrant liability	3,494	—
Long-term portion of deferred rent and other liabilities	4,823	4,359
Convertible notes	55,421	—
Total liabilities	229,041	183,419
Commitments and Contingencies (Note 5)
Redeemable convertible preferred stock, $0.0001 par value; 52,372,222 and zero shares authorized as of December 31, 2020 and June 30, 2021, respectively; aggregate liquidation preference of $159,704 and zero as of December 31, 2020 and June 30, 2021, respectively; 52,286,631 and zero shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively	156,175	—
Stockholders’ (deficit) equity
Preferred Stock, $0.0001 par value, zero and 100,000,000 shares authorized as of December 31, 2020 and June 30, 2021, respectively; zero shares issued and outstanding as of December 31, 2020 and June 30, 2021	—	—
Common stock, $0.0001 par value, 79,000,000 and zero shares authorized as of December 31, 2020 and June 30, 2021, respectively; 13,093,065 and zero shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively	1	—
Class A and Class B common stock, $0.0001 par value; zero and 5,000,000,000 Class A shares authorized as of December 31, 2020 and June 30, 2021, respectively; zero and 22,622,907 Class A shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively; zero and 700,000,000 Class B shares authorized as of December 31, 2020 and June 30, 2021, respectively; zero and 53,294,960 Class B shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively	—	8
Additional paid-in capital	28,300	622,673
Treasury stock, at cost (zero shares at December 31, 2020 and 50,595 shares at June 30, 2021)	—	(2,651)
Accumulated deficit	(126,509)	(204,036)
Accumulated other comprehensive (loss) income	(1,574)	71
Total stockholders’ (deficit) equity	(99,782)	416,065
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$285,434	$599,484

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net revenue	$66,870	$81,757	$123,978	$162,713
Costs and expenses:
Cost of net revenue, exclusive of depreciation and amortization	10,668	12,746	20,565	25,716
Operations and support	9,200	12,969	17,736	27,863
Research and development	7,067	12,449	14,143	31,249
Marketing	11,680	32,715	46,276	68,193
General and administrative	6,243	12,893	13,701	31,636
Depreciation and amortization	667	846	1,378	1,636
Total costs and expenses	45,525	84,618	113,799	186,293
Income (loss) from operations	21,345	(2,861)	10,179	(23,580)
Interest income	149	38	477	124
Other expense, net
Change in fair value of redeemable convertible preferred stock warrant liability	(278)	—	(375)	(2,816)
Change in fair value of the convertible notes	—	—	—	(49,481)
Loss on extinguishment of the convertible notes	—	—	—	(1,620)
Other, net	(34)	(142)	(28)	(184)
	(312)	(142)	(403)	(54,101)
Income (loss) before provision (benefit) for income taxes	21,182	(2,965)	10,253	(77,557)
Provision (benefit) for income taxes	62	40	120	(30)
Net income (loss)	$21,120	$(3,005)	$10,133	$(77,527)
Undistributed earnings attributable to participating securities	(10,133)	—	(10,133)	—
Net income (loss) attributable to common stockholders	$10,987	$(3,005)	$—	$(77,527)
Net income (loss) per share attributable to common stockholders, basic	$0.89	$(0.04)	—	$(1.12)
Net income (loss) per share attributable to common stockholders, diluted	$0.61	$(0.04)	—	$(1.12)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	12,355	75,709	12,351	69,219
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	17,945	75,709	17,690	69,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net income (loss)	$21,120	$(3,005)	$10,133	$(77,527)
Other comprehensive income:
Reclassification upon extinguishment of the fair value of the convertible notes related to instrument-specific credit risk to statement of operations	—	—	—	1,620
Change in foreign currency translation adjustment	(2)	19	42	25
Change in unrealized (losses) gains on marketable securities, net of tax	6	(1)	(21)	—
Total other comprehensive income	4	18	21	1,645
Comprehensive income (loss)	$21,124	$(2,987)	$10,154	$(75,882)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

	For the Three Months Ended June 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	52,286,631	$156,175	12,348,727	$1	$20,385	(154,341)	$28	$(133,927)
Issuance of common stock upon exercise of stock options	—	—	11,244	—	40	—	—	40
Stock-based compensation	—	—	—	—	1,682	—	—	1,682
Other comprehensive income	—	—	—	—	—	—	4	4
Net income	—	—	—	—	—	21,120	—	21,120
Balance as of June 30, 2020	52,286,631	$156,175	12,359,971	$1	$22,107	$(133,221)	$32	$(111,081)

	For the Three Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	—	$—	75,339,093	$8	$614,247	$(2,608)	$(201,031)	$53	$410,669
Offering costs associated with initial public offering	—	—	—	—	(25)	—	—	—	(25)
Issuance of common stock upon vesting of restricted stock units	—	—	425,659	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(910)	—	—	(43)	—	—	(43)
Issuance of common stock upon exercise of stock options	—	—	154,025	—	282	—	—	—	282
Stock-based compensation	—	—	—	—	8,169	—	—	—	8,169
Other comprehensive income	—	—	—	—	—	—	—	18	18
Net loss	—	—	—	—	—	—	(3,005)	—	(3,005)
Balance as of June 30, 2021	—	$—	75,917,867	$8	$622,673	$(2,651)	$(204,036)	$71	$416,065

The accompanying notes are an integral part of the condensed consolidated financial statements

Poshmark, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

	For the Six Months Ended June 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	52,286,631	156,175	12,342,146	1	18,555	(143,354)	11	(124,787)
Issuance of common stock upon exercise of stock options	—	—	17,825	—	54	—	—	54
Stock-based compensation	—	—	—	—	3,498	—	—	3,498
Other comprehensive income	—	—	—	—	—	—	21	21
Net income	—	—	—	—	—	10,133	—	10,133
Balance as of June 30, 2020	52,286,631	$156,175	12,359,971	$1	$22,107	$(133,221)	$32	$(111,081)

	For the Six Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	52,286,631	156,175	13,093,065	1	28,300	—	(126,509)	(1,574)	(99,782)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,286,631)	(156,175)	52,286,631	6	156,169	—	—	—	156,175
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	—	—	7,590,000	1	292,234	—	—	—	292,235
Conversion of convertible notes to common stock upon initial public offering	—	—	1,400,560	—	104,902	—	—	—	104,902
Exercise of common stock warrants	—	—	85,583	—	100	—	—	—	100
Reclassification of warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	6,310	—	—	—	6,310
Issuance of common stock upon vesting of restricted stock units	—	—	566,461	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(50,595)	—	—	(2,651)	—	—	(2,651)
Issuance of common stock upon exercise of stock options	—	—	946,162	—	2,125	—	—	—	2,125
Stock-based compensation	—	—	—	—	32,533	—	—	—	32,533
Other comprehensive income	—	—	—	—	—	—	—	1,645	1,645
Net loss	—	—	—	—	—	—	(77,527)	—	(77,527)
Balance as of June 30, 2021	—	$—	75,917,867	$8	$622,673	$(2,651)	$(204,036)	$71	$416,065

The accompanying notes are an integral part of the condensed consolidated financial statements

Poshmark, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2021
Cash flows from operating activities
Net income (loss)	$10,133	$(77,527)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,378	1,636
Stock-based compensation	3,462	32,244
Change in fair value of redeemable convertible preferred stock warrant liability	375	2,816
Change in fair value of the convertible notes	—	49,481
Loss on extinguishment of the convertible notes	—	1,620
Accretion of discounts and amortization of premiums on marketable securities, net	(129)	169
Other	2	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,892)	1,405
Accounts payable	3,328	2,807
Funds payable to customers	22,471	10,003
Accrued expenses and other liabilities	(2,687)	483
Net cash provided by operating activities	33,441	25,140
Cash flows from investing activities
Purchases of property and equipment	(677)	(849)
Purchases of marketable securities	(36,695)	—
Maturities of marketable securities	66,507	20,000
Net cash provided by investing activities	29,135	19,151
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions and offering costs	—	293,692
Proceeds from issuance of common stock warrants	—	100
Tax withholding related to vesting of restricted stock units	—	(2,651)
Proceeds from exercise of stock options	54	2,125
Net cash provided by financing activities	54	293,266
Effect of foreign exchange rate changes on cash and cash equivalents	42	25
Net increase in cash and cash equivalents	62,672	337,582
Cash and cash equivalents
Beginning of period	63,318	235,834
End of period	$125,990	$573,416
Supplemental cash flow data
Cash paid for income taxes	$—	$258
Stock-based compensation capitalized to internal use software	36	289
Deferred offering costs included in accounts payable	—	182
Conversion of convertible notes upon initial public offering	—	104,902
Conversion of redeemable convertible preferred stock upon initial public offering	—	156,175
Reclassification of preferred stock warrant liability upon initial public offering	—	6,310

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Organization

Description of Business

Poshmark, Inc. (the Company) was incorporated in the state of Delaware with headquarters in Redwood City, California, and has wholly-owned subsidiaries based in Chennai, India, Vancouver, Canada, New South Wales, Australia, and London, United Kingdom. The Company is a social marketplace that combines the human connection of a physical shopping experience with the scale, reach, ease, and selection benefits of eCommerce. In doing so, the Company brings the power of community to buying and selling online. Pairing technology with the inherent human desire to socialize, the Company creates passion and personal connections among users.

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred net losses. The Company generated net loss of $3.0 million for the three months ended June 30, 2021. The Company had an accumulated deficit of $204.0 million as of June 30, 2021. The Company has historically financed its operations primarily through the issuance and sale of redeemable convertible preferred stock and through the issuance of convertible debt. While the Company believes that its current cash, cash equivalents, and marketable securities are adequate to meet its needs for a one-year period from the date these condensed consolidated financial statements are issued, the Company may need to borrow funds or raise additional equity to achieve its longer-term business objectives.

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
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. SEC. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2021 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 23, 2021.

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

Sellers

Sellers are able to list their items for sale on the Company’s platform at no charge. The Company charges a fee upon the sale of items listed on its platform. The fee is a fixed dollar amount for orders under a certain value, and a fixed percentage of the final sales price of the item for orders greater than that. The service that the Company provides to sellers includes the facilitation of the sale of their items as well as certain ancillary activities such as payment processing and authentication (for certain luxury items). These activities comprise a single performance obligation to sellers, which is to facilitate the sale of the listed items between sellers and buyers on the Company’s platform (sale facilitation).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Reduction to net revenue	$1,455	$2,087	$2,774	$4,291
Operations and support	1,496	1,469	2,789	3,484
Marketing	1,970	2,029	4,045	4,237
	$4,921	$5,585	$9,608	$12,012

Cost of Net Revenue

Cost of net revenue consists of costs associated with credit card processing, order transaction fees and hosting expenses associated with operating the Company’s platform. Cost of net revenue does not include depreciation and amortization.

Stock-Based Compensation

The Company has granted stock-based awards consisting of stock options and restricted stock units (RSUs) to employees and consultants.

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

No customer accounted for 10% or more of the Company’s net revenue as of and for the three and six months ended June 30, 2021 and 2020.

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

3.Supplemental Financial Statement Information

Cash Equivalents and Marketable Securities

The following tables summarize the cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value of the cash equivalents and marketable securities as of December 31, 2020 and June 30, 2021 (in thousands):

	December 31, 2020
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Cash equivalents(1)
Money market funds	$46,436	$—	$—	$46,436
Marketable securities
Commercial paper	6,090	—	—	6,090
Corporate bonds	4,972	1	(2)	4,971
U.S. Treasury securities	15,176	1	—	15,177
Total	$72,674	$2	$(2)	$72,674

(1) Included in cash and cash equivalents on the consolidated balance sheet as of December 31, 2020.

	June 30, 2021
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Cash equivalents(1)
Money market funds	$66,626	$—	$—	$66,626
Marketable securities
U.S. Treasury securities	6,069	—	—	6,069
Total	$72,695	$—	$—	$72,695

(1) Included in cash and cash equivalents on the consolidated balance sheet as of June 30, 2021.

The weighted-average remaining maturity of the marketable securities was less than one year and no individual security incurred continuous unrealized losses for greater than twelve months as of December 31, 2020 and June 30, 2021.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31, 2020	June 30, 2021
Computer equipment and software	$1,254	$1,501
Developed website and software	4,381	5,239
Furniture and fixtures	1,430	1,430
Leasehold improvements and incentives	7,277	7,279
Total property and equipment, gross	14,342	15,449
Less accumulated depreciation	(5,895)	(7,503)
Property and equipment, net	$8,447	$7,946

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 31, 2020	June 30, 2021
Accrued advertising	$8,489	$9,319
Accrued sales tax	8,073	7,614
Accrued compensation and benefits	6,842	6,380
Other accrued and other current liabilities	12,455	13,493
Accrued expenses and other current liabilities	$35,859	$36,806

4.	Fair Value Measurements

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2020 and June 30, 2021 (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$46,436	$—	$—	$46,436
Marketable securities
Commercial paper	—	6,090	—	6,090
Corporate bonds	—	4,971	—	4,971
U.S. Treasury securities	—	15,177	—	15,177
Total	$46,436	$26,238	$—	$72,674
Liabilities
Convertible notes	$—	$—	$55,421	$55,421
Redeemable convertible preferred stock warrant liability	—	—	3,494	3,494
Total	$—	$—	$58,915	$58,915

(1) Included in cash and cash equivalents on the condensed consolidated balance sheet as of December 31, 2020.

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$66,626	$—	$—	$66,626
Marketable securities
U.S. Treasury securities	—	6,069	—	6,069
Total	$66,626	$6,069	$—	$72,695

(1) Included in cash and cash equivalents on the condensed consolidated balance sheet as of June 30, 2021.

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
5.	Commitments and Contingencies

Operating Leases

As of June 30, 2021, the Company’s future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

2021 (remaining six months)	$2,937
2022	5,800
2023	5,912
2024	2,676
Thereafter	—
Total minimum lease payments	$17,325

Rent expense was $1.0 million for each of the three months ended June 30, 2021 and 2020. Rent expense was $2.0 million for each of the six months ended June 30, 2021 and 2020.

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

Purchase Commitments

As of December 31, 2020 and June 30, 2021, the Company has non-cancelable contractual commitments of $9.7 million and $6.0 million, respectively, for network and cloud services in the ordinary course of business with varying expiration terms through October 31, 2022.

Litigation and Loss Contingencies

The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax and other matters. The Company currently has no material pending litigation as of December 31, 2020 and June 30, 2021.

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

Upon the closing of the Company’s IPO on January 19, 2021, all outstanding redeemable convertible preferred stock converted into shares of common stock. As of June 30, 2021, there are no holders of the Company’s preferred stock.

Redeemable convertible preferred stock as of December 31, 2020, consisted of the following (in thousands, except share and per share data):

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
9.	Common Stock

Common stock reserved for future issuance was as follows as of December 31, 2020 and June 30, 2021:

	December 31, 2020	June 30, 2021
Conversion of redeemable convertible preferred stock	52,286,631	—
Conversion of convertible notes(1)	1,400,560	—
Warrants to purchase redeemable convertible preferred stock	85,583	—
2011 Stock Option and Grant Plan:
Options issued and outstanding	7,867,286	6,892,544
RSUs issued and outstanding	2,219,770	1,702,167
Shares available for future grants	450,010	—
2021 Stock Option and Grant Plan:
Options issued and outstanding	—	26,832
RSUs issued and outstanding	—	978,560
Shares available for future grants	—	9,056,903
Total shares of common stock reserved for future issuance	64,309,840	18,657,006

(1)	Calculated as $50.0 million in principal, convertible at 85% of the $42.00 per share of common stock from the Company’s IPO.
10.	Stock-Based Compensation Plan

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

Option to Purchase Common Stock

The following table summarizes option activity for the six months ended June 30, 2021:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Balances at December 31, 2020	7,660,786	$5.09	6.4	$282,735
Granted	26,832	42.00
Exercised	(739,662)	2.76
Forfeited and cancelled	(28,580)	12.23
Balances at June 30, 2021	6,919,376	$5.46	6.1	$292,576
Vested and expected to vest as of June 30, 2021	6,919,376	$5.46	6.1	$292,576
Vested and exercisable as of June 30, 2021	5,426,778	$4.03	5.7	$237,196

The stock price per share that was used to determine the aggregate intrinsic value of outstanding stock options as of December 31, 2020 and June 30, 2021 was $42.00 and $47.74, respectively. As of June 30, 2021, the stock price per share that was used to determine both the vested and expected to vest options and vested and exercisable options was $47.74.

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

There were no stock options granted during the three months ended June 30, 2021. The total intrinsic value of options exercised during the three and six months ended June 30, 2021 was $6.5 million and $34.4 million, respectively.

The Company previously issued an option to purchase 206,500 shares of the Company’s common stock to a non-employee service provider outside of the Plan with an exercise price of $0.41 per share that vested prior to January 1, 2017. All the shares were exercised in January 2021.

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

The following table summarizes RSU activity for the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2020	2,219,770	$20.20
Granted	1,066,185	40.96
Vested	(566,461)	18.86
Forfeited and cancelled	(38,767)	22.60
Nonvested as of June 30, 2021	2,680,727	$28.71

As of June 30, 2021, the total unrecognized stock-based compensation expense related to unvested options and RSUs was $68.1 million, which will be recognized over a weighted-average period of 2.94 years.

Stock-Based Compensation

The assumptions used to value stock options granted for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Expected dividend yield	—	—	—	—
Expected volatility	—	—	—	52.1%
Risk-free rate	—	—	—	0.5%
Expected term (in years)	—	—	—	5.5

Stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Operations and support	$166	$834	$329	$3,052
Research and development	540	3,096	1,076	13,737
Marketing	308	1,039	615	4,328
General and administrative	649	3,134	1,442	11,127
Total	$1,663	$8,103	$3,462	$32,244

11.	Net Income (Loss) Per Share Attributable to Common Stockholders

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. In connection with the IPO, the Company established two classes of authorized common stock: Class A common stock and Class B common stock. As a result, all then-outstanding shares of common stock were converted into shares of Class B common stock. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock.

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Numerator:
Net income (loss)	$21,120	$(3,005)	$10,133	$(77,527)
Less: Undistributed earnings attributable to participating securities	(10,133)	—	(10,133)	—
Net income (loss) attributable to common stockholders	$10,987	$(3,005)	$—	$(77,527)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	12,355	75,709	12,351	69,219
Dilutive effect of assumed conversion of options to purchase common stock	5,590	—	5,339	—
Weighted-average number of shares used to compute net income (loss) per share, diluted	17,945	75,709	17,690	69,219
Net income (loss) per share attributable to common stockholders, basic	$0.89	$(0.04)	$—	$(1.12)
Net income (loss) per share attributable to common stockholders, diluted	$0.61	$(0.04)	$—	$(1.12)

For the three and six months ended June 30, 2020, RSUs of $1.0 million and $1.5 million, respectively, were not assessed for inclusion in diluted net income per share and as such, any potential antidilutive shares were excluded from the table below because they are subject to performance conditions that were not achieved as of such date.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss) income per share for the dates indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Redeemable convertible preferred stock (on as if-converted basis)	52,287	—	52,287	—
Warrants to purchase redeemable convertible preferred stock	86	—	86	—
RSUs	—	2,681	—	2,681
Stock options	398	6,919	398	6,919
Total	52,771	9,600	52,771	9,600

12.	Income Taxes

The following table summarizes the Company’s effective tax rate from loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Income (loss) before income taxes	$21,182	$(2,965)	$10,253	$(77,557)
Provision (benefit) for income taxes	62	40	120	(30)
Effective tax rate	0.29%	(1.35)%	1.17%	0.04%

The tax expense (benefit) for the three and six months ended June 30, 2021 was primarily attributable to pre-tax foreign earnings and changes in state income taxes. The tax expense for the three and six months ended June 30, 2020 was primarily attributable to pre-tax foreign earnings.

The Company’s effective tax rate for all periods presented differs from the U.S. statutory tax rate primarily due to valuation allowance recorded against domestic losses and the tax rate differences between the United States and foreign countries.

The Company has a full valuation allowance on its U.S. federal and state deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of December 31, 2020 and June 30, 2021, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets.

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

In July 2021, the Company registered a wholly owned subsidiary, Poshmark Online Marketplace Private Limited, in India.

In August 2021, the Company granted 165,488 RSUs with a weighted-average grant date fair value of $40.67 per share. The RSUs are subject to a service-based vesting condition, which is generally satisfied over four years. The Company also granted 8,739 options with a total fair value of $150,000 to a new non-employee board member in accordance with the Company's Non-Employee Director Compensation Policy.

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

Overview

We are a social marketplace that combines the human connection of a physical shopping experience with the scale, reach, ease, and selection benefits of eCommerce. In doing so, we bring the power of community to buying and selling online. We created Poshmark in 2011 to make buying and selling simple, social, and fun. Pairing technology with the inherent human desire to socialize, our marketplace creates passion and personal connections among users. We dynamically curate our marketplace into lifestyle categories that our users love, including apparel, accessories, footwear, home, beauty, and pets. Powered by our proprietary technology, our social marketplace is purpose-built to enable simple transactions, seamless logistics, and an engaging experience at scale. As of June 30, 2021, we had 7.0 million Active Buyers.

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

As of June 30, 2021, our community has generated over $5.2 billion in GMV since 2011 with $449.6 million in the three months ended June 30, 2021 and $359.7 million in the three months ended June 30, 2020, representing a 25% growth rate. In the three months ended June 30, 2021 and 2020, we had revenue of $81.8 million and $66.9 million, respectively, representing a 22% growth rate. In the three months ended June 30, 2021, we generated a net loss of $3.0 million and Adjusted EBITDA of $6.1 million compared to a net income of $21.1 million and Adjusted EBITDA of $23.7 million in the three months ended June 30, 2020.

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

GMV

($ in millions)

Our GMV grew 25% from $359.7 million in the three months ended June 30, 2020 to $449.6 million in the three months ended June 30, 2021. Our quarterly GMV has increased year-over-year for the past fourteen quarters. We have continued to add users and enhance our social marketplace with various initiatives and product updates in Q2 2021, including a partnership with Snap to launch Poshmark Mini, which is a simplified version of the Poshmark app that lives inside of Snapchat, and the launch of Bulk Listing Actions, which are closet management tools that allow sellers to update and promote multiple product listings at once.

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

Adjusted EBITDA. We define Adjusted EBITDA as net (loss) income attributable to common stockholders, excluding depreciation and amortization, stock-based compensation expense, interest income, other expense, net, provision (benefit) for income taxes, and undistributed earnings attributable to participating securities. Adjusted EBITDA is a key performance measure used by our management and board of directors to assess our operating performance and the operating leverage in our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude in Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making. See “—Reconciliation of Non-GAAP Financial Measures” for more information and for a reconciliation of net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Adjusted EBITDA

($ in millions)

Key Factors Affecting Our Performance

Growth and Retention of Users. We focus on attracting new users and retaining existing users. New users and the social and transactional activities they contribute help keep existing users more active, increasing their lifetime value over time. Users engage in many ways on our social marketplace: they connect, they browse, they buy, and they sell. The positive relationship between new users and existing users illustrates the network effects of our marketplace. As of June 30, 2021, we had 7.0 million Active Buyers.

User Engagement. The engagement of our community has fueled strong growth in our business, supported by attractive unit economics and efficient user acquisition. We believe that cultivating a robust network of users over the longer-term is crucial to bolstering broader community engagement, growing social interactions, and increasing GMV. Users can engage on our marketplace in a variety of activities that range from shopping and social interactions to buying and selling. The continuous increase in users, social interactions, and listings has led to steady activations of buyers and sellers across cohorts, resulting in increasing GMV for these cohorts. Sellers Activated as Buyers from Year 1 to Year 5 31% of First-Time Sellers Also Became Buyers in Year 1 40% 42% 44% 37% 31% Year of Seller's Year 2 Year 3 Year 4 Year 5 First Sale

Investments in Growing Our User Community. We have invested substantially in marketing to grow our user community and drive further awareness of our brand. These investments have enabled us to grow our base of new users, buyers, and sellers while continuing to retain buyers and sellers, resulting in strong growth of our GMV and revenue. Marketing expenses represented 40% and 17% of revenue in the three months ended June 30, 2021 and 2020, respectively. We intend to manage our marketing spend to balance growth and profitability. We will continue to invest in user acquisition and retention while the underlying user unit economics indicate the return on investment is strong.

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

International Expansion. We began operations in Canada, the first country we expanded to after the United States, in May 2019. In February 2021, we expanded our operations to Australia. International expansion may impact our financial performance in the short term. As we continue our global expansion, we believe international demand for our platform will develop and increase. Accordingly, we believe there is a significant opportunity to grow our international business. We have invested, and plan to continue to invest, in the adoption of our platform and solutions internationally, including localization of our platform and the addition of critical capabilities to our platform required to serve those local markets.

Impact of the COVID-19 Pandemic. The COVID-19 pandemic has had a variety of impacts on our business to date and will continue to impact our business in ways that remain unpredictable. In the initial weeks of the pandemic in the United States, we experienced a significant decrease in GMV. In the month of March 2020, we had negative 13% year-over-year GMV growth which in turn impacted the year-over-year GMV growth for the quarter ended March 31, 2020, which was 9%. Subsequently, in the quarter ended June 30, 2020, the year-over-year GMV growth rebounded to 42% as buyer and seller activity resumed. However, such trends may not continue and could be reversed. While the rollout of COVID-19 vaccines and lifting of movement restrictions have begun in the U.S. and internationally, there remains substantial uncertainty about the pandemic’s impact on the global economy, e-commerce, and global macroeconomic conditions that impact consumer spending. In particular, to the extent that federal and state governmental aid programs initiated in connection with the pandemic are reduced or terminated, consumer discretionary spending would likely decrease, which would have a negative impact on our business.

As a result of the COVID-19 pandemic, the lives of our users, buyers, and sellers have been disrupted as many people have been required to stay home and many have experienced significant economic and employment disruption. As many people have shifted to a work-from-home environment, there has been less of a need for some to purchase apparel. In some cases, buyers also have a decreased ability to spend on our marketplace due to economic concerns and pressures. In other cases, physical stores have been viewed as potentially dangerous, driving demand to online alternatives such as Poshmark. For our sellers, our marketplace has continued to serve as a means for additional income, though the requirement to handle their own logistics amid quarantine has proven difficult for many. Additionally, the social nature of our platform and the community we have built continued to attract users throughout the pandemic to come shop, interact, and share.

Our headquarters and offices remained temporarily closed as of June 30, 2021, with substantially all of our employees working remotely, temporarily lowering our operating expenses. As the pandemic subsides, we intend to open our offices in accordance with local guidelines and regulations. Additional disruptions or a resurgence of offline shopping demand could adversely affect our business, results of operations, liquidity, and financial condition in future periods. The conditions caused by the pandemic are still evolving and we will continue to evaluate the potential impact of the pandemic on our business. See “Part II, Item 1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business, operations and financial condition.

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

Components of Results of Operations

Net Revenue

We generate revenue from sellers for fees earned when they sell items they have listed on our social marketplace to buyers (20% of the final price for sales $15 and over, or a flat rate of $2.95 for sales under $15). The buyer also pays a shipping label fee as part of their order. On some orders, the shipping label fee exceeds our shipping label cost, which we record as revenue. For each of the three and six months ended June 30, 2020, this revenue was 3% of our total net revenue. For each of the three and six months ended June 30, 2021, this revenue was 4% of our total net revenue. Our revenue is recognized when we satisfy our performance obligations. We report both revenue from buyers and revenue from sellers based upon the net amount earned, which is reduced by certain buyer and seller incentives.

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

Results of Operations

The following tables set forth our condensed consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)
Net revenue	$66,870	$81,757	$123,978	$162,713
Costs and expenses (1):
Cost of net revenue, exclusive of depreciation and amortization	10,668	12,746	20,565	25,716
Operations and support	9,200	12,969	17,736	27,863
Research and development	7,067	12,449	14,143	31,249
Marketing	11,680	32,715	46,276	68,193
General and administrative	6,243	12,893	13,701	31,636
Depreciation and amortization	667	846	1,378	1,636
Total costs and expenses	45,525	84,618	113,799	186,293
Income (loss) from operations	21,345	(2,861)	10,179	(23,580)
Interest income	149	38	477	124
Other expense, net
Change in fair value of redeemable convertible preferred stock warrant liability	(278)	—	(375)	(2,816)
Change in fair value of the convertible notes	—	—	—	(49,481)
Loss on extinguishment of the convertible notes	—	—	—	(1,620)
Other, net	(34)	(142)	(28)	(184)
	(312)	(142)	(403)	(54,101)
Income (loss) before provision (benefit) for income taxes	21,182	(2,965)	10,253	(77,557)
Provision (benefit) for income taxes	62	40	120	(30)
Net income (loss) attributable to common stockholders	$21,120	$(3,005)	$10,133	$(77,527)

(1)	Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)
Operations and support	$166	$834	$329	$3,052
Research and development	540	3,096	1,076	13,737
Marketing	308	1,039	615	4,328
General and administrative	649	3,134	1,442	11,127
Total	$1,663	$8,103	$3,462	$32,244

Comparison of Three and Six Months Ended June 30, 2020 and 2021

Net Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Net revenue	$66,870	$81,757	$14,887	22%	$123,978	$162,713	$38,735	31%

Net revenue increased $14.9 million for the three months ended June 30, 2021 compared to the same period in 2020, and $38.7 million for the six months ended June 30, 2021 compared to the same period in 2020. This growth was primarily due to an increase in the volume of GMV on our marketplace to a total of $0.4 billion, an increase of 25%. The increase in GMV was substantially driven by the increase in Active Buyers on the platform to 7.0 million for the trailing 12 months ended June 30, 2021, a 16% increase compared to the same period in 2020, and a 15% increase in GMV per Active Buyer.

Cost of Net Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Cost of net revenue	$10,668	$12,746	$2,078	19%	$20,565	$25,716	$5,151	25%
Percentage of revenue	16%	16%			17%	16%

Cost of net revenue increased $2.1 million for three months ended June 30, 2021 compared to the same period in 2020. The increase was driven by a $1.2 million increase in costs related to overall volume increases on our marketplace, including increased credit card processing fees and associated expenses, and an increase in data hosting costs of $0.9 million to support the increased usage of our platform and upgrades we made to our systems which were required to support our growth.

Cost of net revenue increased $5.2 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase was driven by a $4.2 million increase in costs related to overall volume increases on our marketplace, including increased credit card processing fees and associated expenses, and an increase in data hosting costs of $1.0 million to support the increased usage of our platform and upgrades we made to our systems which were required to support our growth.

Operations and Support

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Operations and support	$9,200	$12,969	$3,769	41%	$17,736	$27,863	$10,127	57%
Percentage of revenue	14%	16%			14%	17%

Operations and support expense increased $3.8 million for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily driven by the combined effect from a $2.6 million increase in customer service and support personnel costs, including $0.7 million in stock-based compensation, mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, and a $1.1 million increase in net shipping costs as a result of our growth.

Operations and support expense increased $10.1 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily driven by the combined effect from a $6.2 million increase in customer service and support personnel costs, including $2.7 million in stock-based compensation, mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, a $2.9 million increase in net shipping costs as a result of our growth, and a $1.0 million increase in credits and incentives issued to users for the purposes of dispute resolution.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Research and development	$7,067	$12,449	$5,382	76%	$14,143	$31,249	$17,106	121%
Percentage of revenue	11%	15%			11%	19%

Research and development expense increased $5.4 million for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $5.1 million in engineering personnel costs required to support the growth of our business as we launch new innovations and improve functionality on our platform, including $2.5 million in stock-based compensation, mainly due to the satisfaction of the performance based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, and a $0.2 million increase in development-related services.

Research and development expense increased $17.1 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $16.9 million in engineering personnel costs required to support the growth of our business as we launch new innovations and improve functionality on our platform, including $12.6 million in stock-based compensation, mainly due to the satisfaction of the performance based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, and a $0.2 million increase in development-related services.

Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Marketing	$11,680	$32,715	$21,035	180%	$46,276	$68,193	$21,917	47%
Percentage of revenue	17%	40%			37%	42%

Marketing expense increased $21.0 million for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to a $19.5 million in spending on marketing programs, including increased spending on television ad campaigns and digital marketing, and a $1.5 million increase in marketing personnel costs, including $0.7 million in stock-based compensation, mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021.

Marketing expense increased $21.9 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to a $16.8 million in spending on marketing programs, including increased spending on television ad campaigns and digital marketing, and a $5.1 million increase in marketing personnel costs, including $3.7 million in stock-based compensation, mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
General and administrative	$6,243	$12,893	$6,650	107%	$13,701	$31,636	$17,935	131%
Percentage of revenue	9%	16%			11%	19%

General and administrative expense increased $6.7 million for the three months ended June 30, 2021 compared to the same period in 2020. This increase was primarily driven by the combined effect from increases of $4.3 million increase in personnel costs which were required to support our growth and transition to a public company and included $2.5 million in stock-based compensation mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, increased legal and consulting fees of $1.0 million required to support our public company transition, and increased insurance costs of $1.2 million required as a result of becoming a public company.

General and administrative expense increased $17.9 million for the six months ended June 30, 2021 compared to the same period in 2020. This increase was primarily driven by the combined effect from increases of $13.0 million increase in personnel costs which were required to support our growth and transition to a public company and included $9.7 million in stock-based compensation mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, increased legal and consulting fees of $2.9 million required to support our public company transition, and increased insurance costs of $2.3 million required as a result of becoming a public company. These increases were partially offset by a $0.7 million decrease in chargeback costs due to lower fraud activity in the current period.

Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Depreciation and amortization	$667	$846	$179	27%	$1,378	$1,636	$258	19%
Percentage of revenue	1%	1%			1%	1%

Depreciation and amortization expense increased for the three and six months ended June 30, 2021 compared to the same period in 2020, primarily driven by an increase in capitalization of website and software development.

Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Interest income	$149	$38	$(111)	(74)%	$477	$124	$(353)	(74)%
Percentage of revenue	0%	0%			0%	0%

Interest income decreased for the three and six months ended June 30, 2021 compared to the same period in 2020, primarily driven by the lower balance of our marketable securities and lower interest rates earned from our marketable securities.

Other Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Other expenses, net	$(312)	$(142)	$170	(54)%	$(403)	$(54,101)	$(53,698)	13,325%
Percentage of revenue	(0)%	(0)%			(0)%	(33)%

Other expense, net decreased $0.2 million for the three months ended June 30, 2021 compared to the same period in 2020. The decrease is primarily due to a change in fair value of the redeemable convertible preferred stock warrant liability, with no comparable activity in the same period in 2021.

Other expense, net increased $53.7 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase is primarily due to an increase in fair value of the Convertible Notes, and the change in fair value of the redeemable convertible preferred stock warrant liability which was driven by an increase in the fair value of the underlying redeemable convertible preferred stock, with no comparable activity in the same period in 2020.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Provision (benefit) for income taxes	$62	$40	$(22)	(35)%	$120	$(30)	$(150)	(125)%
Percentage of revenue	0%	0%			0%	(0)%

The change in our provision (benefit) for income taxes is primarily attributable to pre-tax foreign earnings and changes in state income tax.

GAAP and Non-GAAP Financial Measures

We also review the following GAAP and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)
Net Income (Loss)	$21,120	$(3,005)	$10,133	$(77,527)
Net Income (Loss) Margin(1)	32%	(4)%	8%	(48)%
Adjusted EBITDA	$23,675	$6,088	$15,019	$10,300
Adjusted EBITDA Margin(2)	35%	7%	12%	6%

(1)	Net Loss Margin is calculated by dividing Net Loss for a period by revenue for the same period.
(2)	Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

Adjusted EBITDA

Adjusted EBITDA is a key performance measure that we use to assess our operating performance and the operating leverage in our business. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes.

We calculate Adjusted EBITDA as net loss attributable to common stockholders, adjusted to exclude:

•	depreciation and amortization;
•	stock-based compensation expense;
•	interest income;
•	other expense, net;
•	provision (benefit) for income taxes; and
•	undistributed earnings attributable to participating securities.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)
Net income (loss) attributable to common stockholders	$10,987	$(3,005)	$—	$(77,527)
Adjusted to exclude the following:
Depreciation and amortization	667	846	1,378	1,636
Stock-based compensation	1,663	8,103	3,462	32,244
Interest income	(149)	(38)	(477)	(124)
Other expense, net	312	142	403	54,101
Provision (benefit) for income taxes	62	40	120	(30)
Undistributed earnings attributable to participating securities	10,133	—	10,133	—
Adjusted EBITDA	$23,675	$6,088	$15,019	$10,300

Liquidity and Capital Resources

As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents of $573.4 million, and marketable securities of $6.1 million. Cash equivalents consisted of institutional money market funds, and cash in transit from third-party credit card providers that we receive within approximately three to five business days from the date of the underlying transaction. Marketable securities consisted of commercial paper, corporate bonds, and U.S. Treasury securities, which mature in twelve months or less.

As of June 30, 2021, our cash and cash equivalents held by our foreign subsidiaries were not material.

Since our inception, we have most often generated negative cash flows from operations and as of June 30, 2021, we had an accumulated deficit of $204.0 million, and we have financed our operations primarily through private sales of equity securities, payments received through our platform, and the issuance of convertible debt. Upon the closing of our IPO in January 2021, we received net proceeds of $292.3 million after deducting underwriting discounts and commissions and offering expenses. We believe our existing cash, cash equivalents, and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through the issuance of debt, equity, and equity-linked arrangements.

Condensed Consolidated Statements of Cash Flows Data

	Six Months Ended June 30,
	2020	2021
	(in thousands)
Net cash provided by:
Operating activities	$33,441	$25,140
Investing activities	29,135	19,151
Financing activities	54	293,266
Effect of foreign exchange rate changes on cash and cash equivalents	42	25
Net increase in cash and cash equivalents	$62,672	$337,582

Cash Flows from Operating Activities

For the six months ended June 30, 2021, cash provided by operating activities was $25.1 million which consisted of a net loss of $77.5 million, adjusted by non-cash charges of $87.9 million and net cash inflows from the change in net operating assets and liabilities of $14.7 million. The non-cash charges were primarily comprised of the change in fair value of convertible notes of $51.1 million, stock-based compensation of $32.2 million, change in fair value of redeemable convertible preferred stock warrant liability of $2.8 million, and depreciation and amortization of $1.6 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $10.0 million increase in our funds payable to customers as a result of our growth, a $2.8 million increase in our accounts payable attributable to the timing of payments, and a $1.4 million increase in prepaid expenses and other assets.

For the six months ended June 30, 2020, net cash provided by operating activities was $33.4 million, which consisted primarily of a net loss of $10.1 million, adjusted by non-cash charges of $5.1 million and net cash inflows from the change in net operating assets and liabilities of $18.2 million. The non-cash charges were primarily comprised of stock-based compensation of $3.5 million, and depreciation and amortization of $1.4 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $22.5 million increase in our funds payable to customers as a result of our growth, a $3.3 million increase in our accounts payable attributable to the timing of payments, partially offset by a $4.9 million decrease in prepaid expenses and other assets, and a $2.7 million decrease in our accrued expenses and other liabilities.

Cash Flows from Investing Activities

For the six months ended June 30, 2021, net cash provided by investing activities of $19.2 million, was mainly attributable to the proceeds from the maturities of marketable securities.

For the six months ended June 30, 2020, net cash provided by investing activities of $29.1 million, was mainly attributable to the proceeds from the maturities of marketable securities, net of purchases.

Cash Flows from Financing Activities

For the six months ended June 30, 2021, cash provided by financing activities was $293.3 million, which consisted primarily of net proceeds from our IPO.

For the six months ended June 30, 2020, cash provided by financing activities was less than $0.1 million due to proceeds from the exercise of stock options.

Concentration of Credit Risk

No customer accounted for 10% or more of our net revenue for the three and six months ended June 30, 2021 and 2020.

Contractual Obligations and Commitments

As of June 30, 2021, there were no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Interest Rate Risk

As of June 30, 2021, we had cash and cash equivalents, and marketable securities of $579.5 million, which consisted primarily of cash held in one high-credit quality financial institution within the United States, cash in transit from third-party credit card providers, institutional money market funds, commercial paper, corporate bonds, and U.S. Treasury securities, which each carry a degree of interest rate risk. Changes in interest rates affect the interest income we earn on our cash, cash equivalents, and marketable securities and the fair value of our cash equivalents and marketable securities. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio as of June 30, 2021.

Foreign Currency Exchange Risk

Our revenue is denominated in U.S. dollars. Our expenses are primarily denominated in U.S. dollars, except for our non-U.S. operations, which are denominated in the local currency. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates. To date, these fluctuations have not been material. As exchange rates vary, our operating loss may differ from expectations. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results as of June 30, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk factors affecting our business are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 23, 2021 (our Fiscal 2020 10-K) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 17, 2021 (our Q1 2021 10-Q). The information presented below are updates that should be read in conjunction with the risk factors and information disclosed in our Fiscal 2020 10-K and our Q1 2021 10-Q. Except as presented below, there have been no material changes to our risk factors as disclosed in our Fiscal 2020 10-K and our Q1 2021 10-Q.

The COVID-19 pandemic has impacted, and will continue to impact, our business, results of operations, and financial condition.

The impact of the ongoing COVID-19 pandemic is severe, widespread, and continues to evolve. While the rollout of COVID-19 vaccines and lifting of movement restrictions have begun in the U.S. and internationally, there remains substantial uncertainty about the pandemic’s impact on the global economy, e-commerce, and global macroeconomic conditions that impact consumer spending. The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

•	the duration and spread of the pandemic, including any resurgences, timing of vaccine rollouts, and occurrence of virus variants;
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

The COVID-19 pandemic has had a variety of impacts on our business to date and will continue to impact our business in ways that remain unpredictable. In the initial weeks of the pandemic in the United States, we experienced a significant decrease in GMV. In the month of March 2020, we had negative 13% year-over-year GMV growth which in turn impacted the year-over-year GMV growth for the quarter ended March 31, 2020, which was 9%. Subsequently, in the quarter ended June 30, 2020, the year-over-year GMV growth rebounded to 42% as buyer and seller activity resumed. However, such trends may not continue and could be reversed. In particular, to the extent that federal and state governmental aid programs initiated in connection with the pandemic are reduced or terminated, consumer discretionary spending would likely decrease, which would have a negative impact on our business. In addition, although the COVID-19 pandemic has accelerated the trend toward eCommerce, it has negatively affected demand for apparel and fashion as retail categories. While we have seen demand for certain apparel and fashion categories rebound, responses to the COVID-19 pandemic such as prolonged work-from-home policies, quarantines, closures, and travel restrictions could continue to depress demand for the products sold on our platform. It is also difficult to predict how our business may be impacted by changing consumer spending patterns when the pandemic subsides. For example, as pandemic-related restrictions ease, competition may intensify as more buyers return to traditional brick and mortar retail stores. Demand for online shopping may also be driven lower by pent-up demand for other discretionary spending. Any of these trends driven by the COVID-19 pandemic may adversely affect our business, results of operations, and financial condition.

In response to the COVID-19 pandemic, we have been required to temporarily close our corporate offices and the majority of our employees are currently working remotely, which impacts productivity and has otherwise disrupted our business operations, including by adding administrative complexity to our everyday human resources and employee technology functions. The remote working environment may also create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships, disrupt operations, increase costs and/or decrease net revenue, and expose us to claims from users, suppliers, financial institutions, regulators, payment card associations, employees and others. Further, as we begin to reopen our offices in accordance with local guidelines and regulations, we may experience disruptions if any of our employees become ill despite the availability of vaccines. Any of the above could have a material adverse effect on our business, results of operations, and financial condition.

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, results of operations, and financial condition, it is likely to also have the effect of heightening many of the other risks described in the “Risk Factors” sections in our Fiscal 2020 10-K and our Q1 2021 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds from our IPO

The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-251427), which was declared effective by the SEC on January 13, 2021. Pursuant to such registration statement, we issued and sold an aggregate of 7,590,000 shares of our common stock at a price of $42.00 per share for aggregate cash proceeds of approximately $292.3 million, net of underwriting discounts and commissions and offering costs, which includes the full exercise by the underwriters of their option to purchase additional shares of common stock. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on January 14, 2021 pursuant to Rule 424(b) under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*+	Offer Letter, dated September 19, 2016, between Poshmark, Inc. and Kapil Agrawal.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poshmark, Inc.

Date: August 12, 2021	By:	/s/ Manish Chandra
Manish Chandra
Co-Founder, President, Chief Executive Officer, and Chairman of the Board

Date: August 12, 2021	By:	/s/ Anan Kashyap
Anan Kashyap
Chief Financial Officer