Form 10-Q
period 2021-09-30
Poshmark, Inc.
filed 2021-11-12
CIK 1825480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 47,209,629, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 29,793,399.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Poshmark, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares data)

(unaudited)

	December 31,	September 30,
	2020	2021
Assets
Current assets
Cash and cash equivalents	$235,834	$589,028
Marketable securities	26,238	—
Prepaid expenses and other current assets	7,905	9,340
Total current assets	269,977	598,368
Property and equipment, net	8,447	7,899
Other assets	7,010	1,816
Total assets	$285,434	$608,083
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$12,317	$10,620
Funds payable to customers	117,127	136,358
Accrued expenses and other current liabilities	35,859	39,067
Total current liabilities	165,303	186,045
Redeemable convertible preferred stock warrant liability	3,494	—
Long-term portion of deferred rent and other liabilities	4,823	3,803
Convertible notes	55,421	—
Total liabilities	229,041	189,848
Commitments and Contingencies (Note 5)
Redeemable convertible preferred stock, $0.0001 par value; 52,372,222 and zero shares authorized as of December 31, 2020 and September 30, 2021, respectively; aggregate liquidation preference of $159,704 and zero as of December 31, 2020 and September 30, 2021, respectively; 52,286,631 and zero shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively	156,175	—
Stockholders’ (deficit) equity
Preferred Stock, $0.0001 par value, zero and 100,000,000 shares authorized as of December 31, 2020 and September 30, 2021, respectively; zero shares issued and outstanding as of December 31, 2020 and September 30, 2021	—	—
Common stock, $0.0001 par value, 79,000,000 and zero shares authorized as of December 31, 2020 and September 30, 2021, respectively; 13,093,065 and zero shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively	1	—
Class A and Class B common stock, $0.0001 par value; zero and 5,000,000,000 Class A shares authorized as of December 31, 2020 and September 30, 2021, respectively; zero and 46,907,119 Class A shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively; zero and 700,000,000 Class B shares authorized as of December 31, 2020 and September 30, 2021, respectively; zero and 29,991,022 Class B shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively	—	8
Additional paid-in capital	28,300	631,971
Treasury stock, at cost (zero shares at December 31, 2020 and 50,595 shares at September 30, 2021)	—	(2,651)
Accumulated deficit	(126,509)	(211,233)
Accumulated other comprehensive (loss) income	(1,574)	140
Total stockholders’ (deficit) equity	(99,782)	418,235
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$285,434	$608,083

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net revenue	$68,782	$79,650	$192,760	$242,363
Costs and expenses:
Cost of net revenue, exclusive of depreciation and amortization	11,359	12,082	31,924	37,798
Operations and support	10,135	13,199	27,871	41,062
Research and development	8,083	12,325	22,226	43,574
Marketing	19,173	36,385	65,449	104,578
General and administrative	7,620	12,070	21,321	43,706
Depreciation and amortization	752	827	2,130	2,463
Total costs and expenses	57,122	86,888	170,921	273,181
Income (loss) from operations	11,660	(7,238)	21,839	(30,818)
Interest income	63	77	540	201
Other expense, net
Change in fair value of redeemable convertible preferred stock warrant liability	(125)	—	(500)	(2,816)
Change in fair value of the convertible notes	(516)	—	(516)	(49,481)
Loss on extinguishment of the convertible notes	—	—	—	(1,620)
Other, net	(204)	(36)	(232)	(220)
	(845)	(36)	(1,248)	(54,137)
Income (loss) before provision (benefit) for income taxes	10,878	(7,197)	21,131	(84,754)
Provision (benefit) for income taxes	105	—	225	(30)
Net income (loss)	$10,773	$(7,197)	$20,906	$(84,724)
Undistributed earnings attributable to participating securities	(2,643)	—	(12,776)	—
Net income (loss) attributable to common stockholders	$8,130	$(7,197)	$8,130	$(84,724)
Net income (loss) per share attributable to common stockholders, basic	$0.65	$(0.09)	0.65	$(1.18)
Net income (loss) per share attributable to common stockholders, diluted	$0.44	$(0.09)	0.45	$(1.18)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	12,595	76,479	12,433	71,639
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	18,390	76,479	17,924	71,639

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net income (loss)	$10,773	$(7,197)	$20,906	$(84,724)
Other comprehensive (loss) income:
Reclassification upon extinguishment of the fair value of the convertible notes related to instrument-specific credit risk to statement of operations	—	—	—	1,620
Change in fair value of convertible notes related to instrument-specific credit risk	(234)	—	(234)	—
Change in foreign currency translation adjustment	(7)	70	35	95
Change in unrealized losses on marketable securities, net of tax	(6)	(1)	(27)	(1)
Total other comprehensive (loss) income	(247)	69	(226)	1,714
Comprehensive income (loss)	$10,526	$(7,128)	$20,680	$(83,010)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	52,286,631	$156,175	12,359,971	$1	$22,107	$(133,221)	$32	$(111,081)
Issuance of common stock upon exercise of stock options	—	—	500,775	—	829	—	—	829
Stock-based compensation	—	—	—	—	2,660	—	—	2,660
Other comprehensive loss	—	—	—	—	—	—	(247)	(247)
Net income	—	—	—	—	—	10,773	—	10,773
Balance as of September 30, 2020	52,286,631	$156,175	12,860,746	$1	$25,596	(122,448)	$(215)	$(97,066)

	For the Three Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	—	$—	75,917,867	$8	$622,673	$(2,651)	$(204,036)	$71	$416,065
Issuance of common stock upon vesting of restricted stock units	—	—	193,724	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	787,045	—	2,580	—	—	—	2,580
Stock-based compensation	—	—	—	—	6,718	—	—	—	6,718
Other comprehensive income	—	—	—	—	—	—	—	69	69
Net loss	—	—	—	—	—	—	(7,197)	—	(7,197)
Balance as of September 30, 2021	—	$—	76,898,636	$8	$631,971	$(2,651)	$(211,233)	$140	$418,235

The accompanying notes are an integral part of the condensed consolidated financial statements

Poshmark, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

	For the Nine Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	52,286,631	156,175	12,342,146	1	18,555	(143,354)	11	(124,787)
Issuance of common stock upon exercise of stock options	—	—	518,600	—	883	—	—	883
Stock-based compensation	—	—	—	—	6,158	—	—	6,158
Other comprehensive loss	—	—	—	—	—	—	(226)	(226)
Net income	—	—	—	—	—	20,906	—	20,906
Balance as of September 30, 2020	52,286,631	$156,175	12,860,746	$1	$25,596	$(122,448)	$(215)	$(97,066)

	For the Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	52,286,631	156,175	13,093,065	1	28,300	—	(126,509)	(1,574)	(99,782)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,286,631)	(156,175)	52,286,631	6	156,169	—	—	—	156,175
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	—	—	7,590,000	1	292,234	—	—	—	292,235
Conversion of convertible notes to common stock upon initial public offering	—	—	1,400,560	—	104,902	—	—	—	104,902
Exercise of common stock warrants	—	—	85,583	—	100	—	—	—	100
Reclassification of warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	6,310	—	—	—	6,310
Issuance of common stock upon vesting of restricted stock units	—	—	760,185	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(50,595)	—	—	(2,651)	—	—	(2,651)
Issuance of common stock upon exercise of stock options	—	—	1,733,207	—	4,705	—	—	—	4,705
Stock-based compensation	—	—	—	—	39,251	—	—	—	39,251
Other comprehensive income	—	—	—	—	—	—	—	1,714	1,714
Net loss	—	—	—	—	—	—	(84,724)	—	(84,724)
Balance as of September 30, 2021	—	$—	76,898,636	$8	$631,971	$(2,651)	$(211,233)	$140	$418,235

The accompanying notes are an integral part of the condensed consolidated financial statements

Poshmark, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2021
Cash flows from operating activities
Net income (loss)	$20,906	$(84,724)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,130	2,463
Stock-based compensation	6,083	38,912
Change in fair value of redeemable convertible preferred stock warrant liability	500	2,816
Change in fair value of the convertible notes	516	49,481
Loss on extinguishment of the convertible notes	—	1,620
Accretion of discounts and amortization of premiums on marketable securities, net	(125)	237
Other	3	4
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,551)	2,302
Accounts payable	10,827	(1,697)
Funds payable to customers	31,660	19,231
Accrued expenses and other liabilities	240	2,188
Net cash provided by operating activities	68,189	32,833
Cash flows from investing activities
Purchases of property and equipment	(1,102)	(1,580)
Purchases of marketable securities	(67,929)	—
Maturities of marketable securities	75,957	26,000
Sales of marketable securities	27,208	—
Net cash provided by investing activities	34,134	24,420
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions and offering costs	—	293,692
Proceeds from issuance of common stock warrants	—	100
Tax withholding related to vesting of restricted stock units	—	(2,651)
Proceeds from exercise of stock options	883	4,705
Proceeds from borrowing on convertible notes	50,000	—
Net cash provided by financing activities	50,883	295,846
Effect of foreign exchange rate changes on cash and cash equivalents	34	95
Net increase in cash and cash equivalents	153,240	353,194
Cash and cash equivalents
Beginning of period	63,318	235,834
End of period	$216,558	$589,028
Supplemental cash flow data
Cash paid for income taxes	$7	$320
Stock-based compensation capitalized to internal use software	75	339
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	978	182
Convertible notes issuance cost included in accrued expenses and other current liabilities	157	—
Conversion of convertible notes upon initial public offering	—	104,902
Conversion of redeemable convertible preferred stock upon initial public offering	—	156,175
Reclassification of preferred stock warrant liability upon initial public offering	—	6,310

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Organization

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

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred cumulative net losses. The Company generated net loss of $7.2 million for the three months ended September 30, 2021. The Company had an accumulated deficit of $211.2 million as of September 30, 2021. The Company has historically financed its operations primarily through the issuance and sale of redeemable convertible preferred stock and through the issuance of convertible debt. While the Company believes that its current cash and cash equivalents are adequate to meet its needs for a one-year period from the date these condensed consolidated financial statements are issued, the Company may need to borrow funds or raise additional equity to achieve its longer-term business objectives.

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
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. SEC. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2021 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 23, 2021.

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

The World Health Organization declared in March 2020 that the outbreak of the coronavirus disease (COVID-19) constituted a pandemic. The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The global impact of COVID-19 continues to rapidly evolve, and the Company will continue to monitor the situation and the effects on its business and operations closely. The Company does not yet know the full extent of potential impacts on its business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. Given the uncertainty, the Company cannot reasonably estimate the impact on its future results of operations, cash flows, or financial condition. As of the date of issuance of the condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.

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

Buyers

When a sale is finalized, the buyer purchases a shipping label from United States Postal Service (USPS), or the relevant shipping provider for the Canada, Australia and India marketplaces, through the Poshmark platform. The Company emails the shipping label to the seller and the seller ships the item to the buyer through the shipping provider. The Company does not purchase the shipping label on behalf of the buyer until after the buyer has purchased an item and has remitted payment. As a result, the Company has one performance obligation to buyers, which is to facilitate the sale of shipping labels to buyers for delivery of items purchased on the Company’s platform (shipping facilitation).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Reduction to net revenue	$1,705	$2,303	$4,479	$6,594
Operations and support	1,591	1,687	4,380	5,171
Marketing	1,976	2,461	6,021	6,698
	$5,272	$6,451	$14,880	$18,463

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

No customer accounted for 10% or more of the Company’s net revenue as of and for the three and nine months ended September 30, 2021 and 2020.

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

3.Supplemental Financial Statement Information

Cash Equivalents and Marketable Securities

The following tables summarize the cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value of the cash equivalents and marketable securities as of December 31, 2020 and September 30, 2021 (in thousands):

	December 31, 2020
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Cash equivalents(1)
Money market funds	$46,436	$—	$—	$46,436
Marketable securities
Commercial paper	6,090	—	—	6,090
Corporate bonds	4,972	1	(2)	4,971
U.S. Treasury securities	15,176	1	—	15,177
Total	$72,674	$2	$(2)	$72,674

(1) Included in cash and cash equivalents on the consolidated balance sheet as of December 31, 2020.

	September 30, 2021
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Cash equivalents(1)
Money market funds	$309,270	$—	$—	$309,270
Total	$309,270	$—	$—	$309,270

(1) Included in cash and cash equivalents on the consolidated balance sheet as of September 30, 2021.

The weighted-average remaining maturity of the marketable securities was less than one year and no individual security incurred continuous unrealized losses for greater than twelve months as of December 31, 2020 and September 30, 2021.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31, 2020	September 30, 2021
Computer equipment and software	$1,254	$1,871
Developed website and software	4,381	5,624
Furniture and fixtures	1,430	1,433
Leasehold improvements and incentives	7,277	7,279
Total property and equipment, gross	14,342	16,207
Less accumulated depreciation	(5,895)	(8,308)
Property and equipment, net	$8,447	$7,899

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 31, 2020	September 30, 2021
Accrued advertising	$8,489	$10,547
Accrued sales tax	8,073	8,488
Accrued compensation and benefits	6,842	5,913
Other accrued and other current liabilities	12,455	14,119
Accrued expenses and other current liabilities	$35,859	$39,067

4.	Fair Value Measurements

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2020 and September 30, 2021 (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$46,436	$—	$—	$46,436
Marketable securities
Commercial paper	—	6,090	—	6,090
Corporate bonds	—	4,971	—	4,971
U.S. Treasury securities	—	15,177	—	15,177
Total	$46,436	$26,238	$—	$72,674
Liabilities
Convertible notes	$—	$—	$55,421	$55,421
Redeemable convertible preferred stock warrant liability	—	—	3,494	3,494
Total	$—	$—	$58,915	$58,915

(1) Included in cash and cash equivalents on the condensed consolidated balance sheet as of December 31, 2020.

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$309,270	$—	$—	$309,270
Total	$309,270	$—	$—	$309,270

(1) Included in cash and cash equivalents on the condensed consolidated balance sheet as of September 30, 2021.

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
5.	Commitments and Contingencies

Operating Leases

As of September 30, 2021, the Company’s future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

2021 (remaining three months)	$1,501
2022	5,977
2023	6,099
2024	2,831
2025	42
Total minimum lease payments	$16,450

Rent expense was $1.0 million for each of the three months ended September 30, 2021 and 2020. Rent expense was $3.0 million for each of the nine months ended September 30, 2021 and 2020.

The Company has entered into various non-cancelable operating lease agreements for certain offices with contractual lease periods expiring between 2021 and 2025. Under the terms of certain leases, the Company is committed to pay for certain taxes, insurance, maintenance and management expenses. Certain of these arrangements have free rent periods or escalating rent payment provisions, and the Company recognizes rent expense under such arrangements on a straight-line basis.

Purchase Commitments

As of December 31, 2020 and September 30, 2021, the Company has non-cancelable contractual commitments of $9.7 million and $6.0 million, respectively, for network and cloud services in the ordinary course of business with varying expiration terms through October 31, 2022.

Litigation and Loss Contingencies

The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax and other matters. The Company currently has no material pending litigation as of December 31, 2020 and September 30, 2021.

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

Upon the closing of the Company’s IPO on January 19, 2021, all outstanding redeemable convertible preferred stock converted into shares of common stock. As of September 30, 2021, there are no holders of the Company’s preferred stock.

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
9.	Common Stock

Common stock reserved for future issuance was as follows as of December 31, 2020 and September 30, 2021:

	December 31, 2020	September 30, 2021
Conversion of redeemable convertible preferred stock	52,286,631	—
Conversion of convertible notes(1)	1,400,560	—
Warrants to purchase redeemable convertible preferred stock	85,583	—
2011 Stock Option and Grant Plan:
Options issued and outstanding	7,867,286	6,069,390
RSUs issued and outstanding	2,219,770	1,413,187
Shares available for future grants	450,010	—
2021 Stock Option and Grant Plan:
Options issued and outstanding	—	35,571
RSUs issued and outstanding	—	1,030,889
Shares available for future grants	—	9,138,798
Total shares of common stock reserved for future issuance	64,309,840	17,687,835

(1)	Calculated as $50.0 million in principal, convertible at 85% of the $42.00 per share of common stock from the Company’s IPO.
10.	Stock-Based Compensation Plan

2011 Stock Option and Grant Plan

In 2011, the Company adopted the 2011 Stock Option and Grant Plan, or the 2011 Plan. The 2011 Plan provides for the granting of stock options and restricted shares to employees and non-employees of the Company. Options granted under the 2011 Plan may be either incentive stock options or non-qualified stock options. Incentive stock options (ISO) may be granted only to the Company’s employees (including officers and directors who are also employees). Non-qualified stock options (NSO) may be granted to the Company’s employees and non-employees.

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

Option to Purchase Common Stock

The following table summarizes option activity for the nine months ended September 30, 2021:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Balances at December 31, 2020	7,660,786	$5.09	6.4	$282,735
Granted	35,571	40.28
Exercised	(1,526,707)	3.03
Forfeited and cancelled	(64,689)	11.54
Balances at September 30, 2021	6,104,961	$5.75	6.0	$110,559
Vested and expected to vest as of September 30, 2021	6,104,961	$5.75	6.0	$110,559
Vested and exercisable as of September 30, 2021	4,887,236	$4.39	5.7	$94,657

The stock price per share that was used to determine the aggregate intrinsic value of outstanding stock options as of December 31, 2020 and September 30, 2021 was $42.00 and $23.76, respectively. As of September 30, 2021, the stock price per share that was used to determine both the vested and expected to vest options and vested and exercisable options was $23.76.

Prior to the Company’s IPO, the fair value of the shares of common stock underlying the stock options has historically been determined by the board of directors as there was no public market for the common stock. The board of directors determines the fair value of the Company’s common stock by considering a number of objective and subjective factors including: contemporaneous third-party valuations of the Company’s common stock, the valuation of comparable companies, sales of redeemable convertible preferred stock to unrelated third-parties, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors.

The weighted-average fair value of stock options granted during the three and nine months ended September 30, 2021 was $17.16 and $18.98, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2021 was $22.6 million and $57.0 million, respectively.

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

The following table summarizes RSU activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2020	2,219,770	$20.20
Granted	1,231,673	40.10
Vested	(760,185)	20.48
Forfeited and cancelled	(247,182)	26.10
Nonvested as of September 30, 2021	2,444,076	$29.55

As of September 30, 2021, the total unrecognized stock-based compensation expense related to unvested options and RSUs was $61.4 million, which will be recognized over a weighted-average period of 2.9 years.

Stock-Based Compensation

The assumptions used to value stock options granted for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Expected dividend yield	—	—	—	—
Expected volatility	51.8%	51.7%	51.8%	52.0%
Risk-free rate	0.5%	1.1%	0.5%	0.6%
Expected term (in years)	6.1	6.0	6.1	5.6

Stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Operations and support	$192	$758	$521	$3,810
Research and development	952	3,145	2,028	16,882
Marketing	397	969	1,012	5,297
General and administrative	1,080	1,796	2,522	12,923
Total	$2,621	$6,668	$6,083	$38,912

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Numerator:
Net income (loss)	$10,773	$(7,197)	$20,906	$(84,724)
Less: Undistributed earnings attributable to participating securities	(2,643)	—	(12,776)	—
Net income (loss) attributable to common stockholders	$8,130	$(7,197)	$8,130	$(84,724)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	12,595	76,479	12,433	71,639
Dilutive effect of assumed conversion of options to purchase common stock	5,795	—	5,491	—
Weighted-average number of shares used to compute net income (loss) per share, diluted	18,390	76,479	17,924	71,639
Net income (loss) per share attributable to common stockholders, basic	$0.65	$(0.09)	$0.65	$(1.18)
Net income (loss) per share attributable to common stockholders, diluted	$0.44	$(0.09)	$0.45	$(1.18)

For the three and nine months ended September 30, 2020, RSUs of $2.1 million and $3.5 million, respectively, were not assessed for inclusion in diluted net income per share and as such, any potential antidilutive shares were excluded from the table below because they are subject to performance conditions that were not achieved as of such date.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share for the dates indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Redeemable convertible preferred stock (on as if-converted basis)	52,287	—	52,287	—
Warrants to purchase redeemable convertible preferred stock	86	—	86	—
RSUs	—	2,444	—	2,444
Stock options	196	6,105	196	6,105
Total	52,569	8,549	52,569	8,549

12.	Income Taxes

The following table summarizes the Company’s effective tax rate from loss for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Income (loss) before income taxes	$10,878	$(7,197)	$21,131	$(84,754)
Provision (benefit) for income taxes	105	—	225	(30)
Effective tax rate	0.97%	0.00%	1.06%	0.04%

The tax benefit for the three and nine months ended September 30, 2021 was primarily attributable to pre-tax foreign earnings and changes in state income taxes. The tax expense for the three and nine months ended September 30, 2020 was primarily attributable to pre-tax foreign earnings.

The Company’s effective tax rate for all periods presented differs from the U.S. statutory tax rate primarily due to valuation allowance recorded against domestic losses and the tax rate differences between the United States and foreign countries.

The Company has a full valuation allowance on its U.S. federal and state deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of December 31, 2020 and September 30, 2021, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets.

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

On October 12, 2021, the Company completed the acquisition of Suede One, Inc., a New York City-based sneaker authentication platform that combines machine learning, computer vision, and human review to conduct virtual authentication. Total consideration related to the acquisition was $6.6 million in cash, subject to certain adjustments for working capital, transaction expenses, cash and indebtedness. The Company also agreed to pay up to an additional $2.5 million in cash upon certain earnout conditions being met. Given the timing of the completion of the acquisition, the Company is currently in the process of valuing the assets acquired and liabilities assumed in the acquisition. As a result, the Company is unable to provide the amount recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and certain disclosures pertaining to the contingent considerations.

In November 2021, the Company granted 2,262,763 RSUs with a grant date fair value of $24.05 per share. The RSUs are subject to a service-based vesting condition, which is generally satisfied over four years.

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

Overview

We are a social marketplace that combines the human connection of a physical shopping experience with the scale, reach, ease, and selection benefits of eCommerce. In doing so, we bring the power of community to buying and selling online. We created Poshmark in 2011 to make buying and selling simple, social, and fun. Pairing technology with the inherent human desire to socialize, our marketplace creates passion and personal connections among users. We dynamically curate our marketplace into lifestyle categories that our users love, including apparel, accessories, footwear, home, beauty, and pets. Powered by our proprietary technology, our social marketplace is purpose-built to enable simple transactions, seamless logistics, and an engaging experience at scale. As of September 30, 2021, we had 7.3 million Active Buyers.

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

As of September 30, 2021, our community has generated over $5.7 billion in GMV since 2011 with $442.5 million in the three months ended September 30, 2021 and $375.4 million in the three months ended September 30, 2020, representing a 18% growth rate. In the three months ended September 30, 2021 and 2020, we had revenue of $79.7 million and $68.8 million, respectively, representing a 16% growth rate. In the three months ended September 30, 2021, we generated a net loss of $7.2 million and Adjusted EBITDA of $0.3 million compared to a net income of $10.8 million and Adjusted EBITDA of $15.0 million in the three months ended September 30, 2020.

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

GMV

($ in millions)

Our GMV grew 18% from $375.4 million in the three months ended September 30, 2020 to $442.5 million in the three months ended September 30, 2021. We experienced year-over-year deceleration in GMV growth due to Apple's privacy changes in the quarter ended September 30, 2021 compared to the significant rebound in GMV activity in the quarter ended September 30, 2020. Nonetheless, our quarterly GMV has increased year-over-year for the past fifteen quarters. We have continued to add users and enhance our social marketplace with various initiatives and product updates in Q3 2021, including an expansion of our partnership with Affirm to include their Buy Now Pay Later product, and the continued rollouts of Poshmark Mini, which is a simplified version of the Poshmark app that lives inside of Snapchat, and Bulk Listing Actions, which are closet management tools that allow sellers to update and promote multiple product listings at once.

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

Adjusted EBITDA

($ in millions)

Key Factors Affecting Our Performance

Growth and Retention of Users. We focus on attracting new users and retaining existing users. New users and the social and transactional activities they contribute help keep existing users more active, increasing their lifetime value over time. Users engage in many ways on our social marketplace: they connect, they browse, they buy, and they sell. The positive relationship between new users and existing users illustrates the network effects of our marketplace. As of September 30, 2021, we had 7.3 million Active Buyers.

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

Investments in Growing Our User Community. We have invested substantially in marketing to grow our user community and drive further awareness of our brand. These investments have enabled us to grow our base of new users, buyers, and sellers while continuing to retain buyers and sellers, resulting in strong growth of our GMV and revenue. Marketing expenses represented 46% and 28% of revenue in the three months ended September 30, 2021 and 2020, respectively. We intend to manage our marketing spend to balance growth and profitability. While we have seen fluctuations and uncertainty in user acquisition costs, partially due to Apple's recent policy change that limits the ability of advertisers to collect user data, we will continue to invest in user acquisition and retention while the underlying user unit economics indicate the return on investment is strong.

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

International Expansion. We began operations in Canada, the first country we expanded to after the United States, in May 2019. In February 2021, we expanded our operations to Australia. In September 2021, we launched operations in India. International expansion may impact our financial performance in the short term. As we continue our global expansion, we believe international demand for our platform will develop and increase. Accordingly, we believe there is a significant opportunity to grow our international business. We have invested, and plan to continue to invest, in the adoption of our platform and solutions internationally, including localization of our platform and the addition of critical capabilities to our platform required to serve those local markets.

Impact of the COVID-19 Pandemic. The COVID-19 pandemic has had a variety of impacts on our business to date and will continue to impact our business in ways that remain unpredictable. In the initial weeks of the pandemic in the United States, we experienced a significant decrease in GMV. In the month of March 2020, we had negative 13% year-over-year GMV growth which in turn impacted the year-over-year GMV growth for the quarter ended March 31, 2020, which was 9%. Subsequently, in the quarter ended June 30, 2020, the year-over-year GMV growth rebounded to 42% as buyer and seller activity resumed. We have seen strong year-over-year GMV growth in subsequent quarters, but, such trends may not continue and could be reversed. While the rollout of COVID-19 vaccines and lifting of movement restrictions have begun in the U.S. and internationally, there remains substantial uncertainty about the pandemic’s impact on the global economy, e-commerce, and global macroeconomic conditions that impact consumer spending. In particular, to the extent that federal and state governmental aid programs initiated in connection with the pandemic are reduced or terminated, consumer discretionary spending would likely decrease, which would have a negative impact on our business.

As a result of the COVID-19 pandemic, the lives of our users, buyers, and sellers have been disrupted as many people have been required to stay home and many have experienced significant economic and employment disruption. As many people have shifted to a work-from-home environment, there has been less of a need for some to purchase apparel. In some cases, buyers also have a decreased ability to spend on our marketplace due to economic concerns and pressures. In other cases, physical stores have been viewed as potentially dangerous, driving demand to online alternatives such as Poshmark. For our sellers, our marketplace has continued to serve as a means for additional income, though the requirement to handle their own logistics amid quarantine has proven difficult at times. Additionally, the social nature of our platform and the community we have built continued to attract users throughout the pandemic to come shop, interact, and share.

Our headquarters and offices remained temporarily closed as of September 30, 2021, with substantially all of our employees working remotely, temporarily lowering our operating expenses. As the pandemic subsides, we intend to open our offices in accordance with local guidelines and regulations. Additional disruptions or a resurgence of offline shopping demand could adversely affect our business, results of operations, liquidity, and financial condition in future periods. The conditions caused by the pandemic are still evolving and we will continue to evaluate the potential impact of the pandemic on our business. See the sections titled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 23, 2021 and subsequent Quarterly Reports on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business, operations and financial condition.

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

Components of Results of Operations

Net Revenue

We generate revenue from sellers for fees earned when they sell items they have listed on our social marketplace to buyers (20% of the final price for sales $15 and over, or a flat rate of $2.95 for sales under $15). The buyer also pays a shipping label fee as part of their order. On some orders, the shipping label fee exceeds our shipping label cost, which we record as revenue. For each of the three and nine months ended September 30, 2020, this revenue was 3% of our total net revenue. For each of the three and nine months ended September 30, 2021, this revenue was 4% of our total net revenue. Our revenue is recognized when we satisfy our performance obligations. We report both revenue from buyers and revenue from sellers based upon the net amount earned, which is reduced by certain buyer and seller incentives.

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

Results of Operations

The following tables set forth our condensed consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Net revenue	$68,782	$79,650	$192,760	$242,363
Costs and expenses (1):
Cost of net revenue, exclusive of depreciation and amortization	11,359	12,082	31,924	37,798
Operations and support	10,135	13,199	27,871	41,062
Research and development	8,083	12,325	22,226	43,574
Marketing	19,173	36,385	65,449	104,578
General and administrative	7,620	12,070	21,321	43,706
Depreciation and amortization	752	827	2,130	2,463
Total costs and expenses	57,122	86,888	170,921	273,181
Income (loss) from operations	11,660	(7,238)	21,839	(30,818)
Interest income	63	77	540	201
Other expense, net
Change in fair value of redeemable convertible preferred stock warrant liability	(125)	—	(500)	(2,816)
Change in fair value of the convertible notes	(516)	—	(516)	(49,481)
Loss on extinguishment of the convertible notes	—	—	—	(1,620)
Other, net	(204)	(36)	(232)	(220)
	(845)	(36)	(1,248)	(54,137)
Income (loss) before provision (benefit) for income taxes	10,878	(7,197)	21,131	(84,754)
Provision (benefit) for income taxes	105	—	225	(30)
Net income (loss) attributable to common stockholders	$10,773	$(7,197)	$20,906	$(84,724)

(1)	Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Operations and support	$192	$758	$521	$3,810
Research and development	952	3,145	2,028	16,882
Marketing	397	969	1,012	5,297
General and administrative	1,080	1,796	2,522	12,923
Total	$2,621	$6,668	$6,083	$38,912

Comparison of Three and Nine Months Ended September 30, 2020 and 2021

Net Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Net revenue	$68,782	$79,650	$10,868	16%	$192,760	$242,363	$49,603	26%

Net revenue increased $10.9 million for the three months ended September 30, 2021 compared to the same period in 2020, and $49.6 million for the nine months ended September 30, 2021 compared to the same period in 2020. This growth was primarily due to an increase in the volume of GMV on our marketplace to a total of $0.4 billion, an increase of 18%. The increase in GMV was substantially driven by the increase in Active Buyers on the platform to 7.3 million for the trailing 12 months ended September 30, 2021, a 17% increase compared to the same period in 2020.

Cost of Net Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Cost of net revenue	$11,359	$12,082	$723	6%	$31,924	$37,798	$5,874	18%
Percentage of revenue	17%	15%			17%	16%

Cost of net revenue increased $0.7 million for three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily driven by an increase in data hosting costs to support the increased usage of our platform and upgrades we made to our systems which were required to support our growth.

Cost of net revenue increased $5.9 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was driven by a $4.1 million increase in costs related to overall volume increases on our marketplace, including increased credit card processing fees and associated expenses, and an increase in data hosting costs of $1.8 million to support the increased usage of our platform and upgrades we made to our systems which were required to support our growth.

As a percent of revenue, cost of net revenue decreased to 15% from 17% in the three months ended September 30, 2021 and 2020, respectively, and decreased to 16% from 17% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, respectively, primarily due to a non-recurring credit in payment processing fees.

Operations and Support

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Operations and support	$10,135	$13,199	$3,064	30%	$27,871	$41,062	$13,191	47%
Percentage of revenue	15%	17%			14%	17%

Operations and support expense increased $3.1 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily driven by the combined effect from a $1.8 million increase in customer service and support personnel costs, including $0.6 million in stock-based compensation, mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, a $1.1 million increase in net shipping costs as a result of our growth, and a $0.2 million increase in credits and incentives issued to users for the purposes of dispute resolution.

Operations and support expense increased $13.2 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily driven by the combined effect from a $8.0 million increase in customer service and support personnel costs, including $3.3 million in stock-based compensation, mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, a $4.0 million increase in net shipping costs as a result of our growth, and a $1.1 million increase in credits and incentives issued to users for the purposes of dispute resolution.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Research and development	$8,083	$12,325	$4,242	52%	$22,226	$43,574	$21,348	96%
Percentage of revenue	12%	15%			12%	18%

Research and development expense increased $4.2 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $3.9 million in engineering personnel costs required to support the growth of our business as we launch new innovations and improve functionality on our platform, including $2.2 million in stock-based compensation, mainly due to the satisfaction of the performance based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, and a $0.3 million increase in development-related services.

Research and development expense increased $21.3 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $20.7 million in engineering personnel costs required to support the growth of our business as we launch new innovations and improve functionality on our platform, including $14.8 million in stock-based compensation, mainly due to the satisfaction of the performance based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, and a $0.6 million increase in development-related services.

Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Marketing	$19,173	$36,385	$17,212	90%	$65,449	$104,578	$39,129	60%
Percentage of revenue	28%	46%			34%	43%

Marketing expense increased $17.2 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to a $16.1 million in spending on marketing programs, including increased spending on television ad campaigns and digital marketing, and a $1.1 million increase in marketing personnel costs, including $0.6 million in stock-based compensation, mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021.

Marketing expense increased $39.1 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to a $32.9 million in spending on marketing programs, including increased spending on television ad campaigns and digital marketing, and a $6.2 million increase in marketing personnel costs, including $4.3 million in stock-based compensation, mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
General and administrative	$7,620	$12,070	$4,450	58%	$21,321	$43,706	$22,385	105%
Percentage of revenue	11%	15%			11%	18%

General and administrative expense increased $4.5 million for the three months ended September 30, 2021 compared to the same period in 2020. This increase was primarily driven by the combined effect from increases of $2.2 million increase in personnel costs which were required to support our growth and transition to a public company and included $0.7 million in stock-based compensation mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, increased insurance costs of $1.2 million required as a result of becoming a public company, and increased legal and consulting fees of $0.9 million required to support our public company transition.

General and administrative expense increased $22.4 million for the nine months ended September 30, 2021 compared to the same period in 2020. This increase was primarily driven by the combined effect from increases of $15.2 million increase in personnel costs which were required to support our growth and transition to a public company and included $10.4 million in stock-based compensation mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, increased legal and consulting fees of $3.9 million required to support our public company transition, and increased insurance costs of $3.5 million required as a result of becoming a public company. These increases were partially offset by a $0.5 million decrease in chargeback costs due to lower fraud activity in the current period.

Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Depreciation and amortization	$752	$827	$75	10%	$2,130	$2,463	$333	16%
Percentage of revenue	1%	1%			1%	1%

Depreciation and amortization expense increased for the three and nine months ended September 30, 2021 compared to the same period in 2020, primarily driven by an increase in capitalization of website and software development.

Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Interest income	$63	$77	$14	22%	$540	$201	$(339)	(63)%
Percentage of revenue	0%	0%			0%	0%

Interest income change was nominal for the three months ended September 30, 2021 compared to the same period in 2020. Interest income decreased for the nine months ended September 30, 2021 compared to the same period in 2020, primarily driven by the lower balance of our marketable securities and lower interest rates earned from our marketable securities.

Other Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Other expenses, net	$(845)	$(36)	$809	(96)%	$(1,248)	$(54,137)	$(52,889)	4,238%
Percentage of revenue	(1)%	(0)%			(1)%	(22)%

Other expense, net decreased $0.8 million for the three months ended September 30, 2021 compared to the same period in 2020. The decrease is primarily due to a change in fair value of the redeemable convertible preferred stock warrant liability, with no comparable activity in the same period in 2021.

Other expense, net increased $52.9 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase is primarily due to an increase in fair value of the Convertible Notes, and the change in fair value of the redeemable convertible preferred stock warrant liability which was driven by an increase in the fair value of the underlying redeemable convertible preferred stock, with no comparable activity in the same period in 2020.

Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands, except percentages)
Provision (benefit) for income taxes	$105	$—	$(105)	(100)%	$225	$(30)	$(255)	(113)%
Percentage of revenue	0%	0%			0%	(0)%

The change in our provision (benefit) for income taxes is primarily attributable to pre-tax foreign earnings and changes in state income tax.

GAAP and Non-GAAP Financial Measures

We also review the following GAAP and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Net Income (Loss)	$10,773	$(7,197)	$20,906	$(84,724)
Net Income (Loss) Margin(1)	16%	(9)%	11%	(35)%
Adjusted EBITDA	$15,033	$257	$30,052	$10,557
Adjusted EBITDA Margin(2)	22%	0%	16%	4%

(1)	Net Income (Loss) Margin is calculated by dividing Net Income (Loss) for a period by revenue for the same period.
(2)	Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Net income (loss) attributable to common stockholders	$8,130	$(7,197)	$8,130	$(84,724)
Adjusted to exclude the following:
Depreciation and amortization	752	827	2,130	2,463
Stock-based compensation	2,621	6,668	6,083	38,912
Interest income	(63)	(77)	(540)	(201)
Other expense, net	845	36	1,248	54,137
Provision (benefit) for income taxes	105	—	225	(30)
Undistributed earnings attributable to participating securities	2,643	—	12,776	—
Adjusted EBITDA	$15,033	$257	$30,052	$10,557

Liquidity and Capital Resources

As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents of $589.0 million. Cash equivalents consisted of institutional money market funds, and cash in transit from third-party credit card providers that we receive within approximately three to five business days from the date of the underlying transaction.

As of September 30, 2021, our cash and cash equivalents held by our foreign subsidiaries were not material.

Since our inception, we have most often generated negative cash flows from operations and as of September 30, 2021, we had an accumulated deficit of $211.2 million, and we have financed our operations primarily through private sales of equity securities, payments received through our platform, and the issuance of convertible debt. Upon the closing of our IPO in January 2021, we received net proceeds of $292.3 million after deducting underwriting discounts and commissions and offering expenses. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through the issuance of debt, equity, and equity-linked arrangements.

Condensed Consolidated Statements of Cash Flows Data

	Nine Months Ended September 30,
	2020	2021
	(in thousands)
Net cash provided by:
Operating activities	$68,189	$32,833
Investing activities	34,134	24,420
Financing activities	50,883	295,846
Effect of foreign exchange rate changes on cash and cash equivalents	34	95
Net increase in cash and cash equivalents	$153,240	$353,194

Cash Flows from Operating Activities

For the nine months ended September 30, 2021, net cash provided by operating activities was $32.8 million which consisted of a net loss of $84.7 million, adjusted by non-cash charges of $95.5 million and net cash inflows from the change in net operating assets and liabilities of $22.0 million. The non-cash charges were primarily comprised of the change in fair value of convertible notes of $51.1 million, stock-based compensation of $38.9 million, change in fair value of redeemable convertible preferred stock warrant liability of $2.8 million, and depreciation and amortization of $2.5 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $19.2 million increase in our funds payable to customers as a result of our growth.

For the nine months ended September 30, 2020, net cash provided by operating activities was $68.2 million, which consisted of a net income of $20.9 million, adjusted by non-cash charges of $9.1 million and net cash inflows from the change in net operating assets and liabilities of $38.2 million. The non-cash charges were primarily comprised of stock-based compensation of $6.1 million, and depreciation and amortization of $2.1 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $31.7 million increase in our funds payable to customers as a result of our growth, a $10.8 million increase in our accounts payable attributable to the timing of payments, partially offset by a $4.6 million increase in prepaid expenses and other assets.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021, net cash provided by investing activities of $24.4 million, was mainly attributable to the proceeds from the maturities of marketable securities.

For the nine months ended September 30, 2020, net cash provided by investing activities of $34.1 million, was mainly attributable to the proceeds from the sales and maturities of marketable securities, net of purchases.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021, cash provided by financing activities was $295.8 million, which consisted primarily of net proceeds from our IPO.

For the nine months ended September 30, 2020, cash provided by financing activities was $50.9 million consisting of net proceeds of $50.0 million from the issuance of convertible notes, and proceeds of $0.9 million from the exercise of stock options.

Concentration of Credit Risk

No customer accounted for 10% or more of our net revenue for the three and nine months ended September 30, 2021 and 2020.

Contractual Obligations and Commitments

As of September 30, 2021, there were no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Interest Rate Risk

As of September 30, 2021, we had cash and cash equivalents of $589.0 million, which consisted primarily of cash held in one high-credit quality financial institution within the United States, cash in transit from third-party credit card providers, and institutional money market funds, which each carry a degree of interest rate risk. Changes in interest rates affect the interest income we earn on our cash and cash equivalents, and the fair value of our cash equivalents. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio as of September 30, 2021.

Foreign Currency Exchange Risk

Our revenue is denominated in U.S. dollars. Our expenses are primarily denominated in U.S. dollars, except for our non-U.S. operations, which are denominated in the local currency. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates. To date, these fluctuations have not been material. As exchange rates vary, our operating loss may differ from expectations. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results as of September 30, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Interim Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by the collusion of two or more people or by management override of controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 5 — Commitments and Contingencies — Litigation and Loss Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

Risk factors affecting our business are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 23, 2021 (our Fiscal 2020 10-K), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 17, 2021 (our Q1 2021 10-Q) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 12, 2021 (our Q2 2021 10-Q). There have been no material changes to our risk factors as disclosed in our Fiscal 2020 10-K, our Q1 2021 10-Q and our Q2 2021 10-Q.

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

Poshmark, Inc.

Date: November 10, 2021	By:	/s/ Manish Chandra
Manish Chandra
Co-Founder, President, Chief Executive Officer, and Chairman of the Board

Date: November 10, 2021	By:	/s/ Kapil Agrawal
Kapil Agrawal
Interim Chief Financial Officer