Form 10-K
period 2021-12-31
Poshmark, Inc.
filed 2022-03-30
CIK 1825480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates, based on the closing price of the registrant’s Class A common stock on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Global Select Market on such date was approximately $1,081.9 million.

As of March 21, 2022, the registrant had 52,991,363 shares of Class A common stock and 24,695,805 shares of Class B common stock, each with a par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•
our ability to compete effectively with existing competitors and new market entrants; and
•
our ability to remediate our material weakness in our internal control over financial reporting.

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

We are a social marketplace that combines the human connection of a physical shopping experience with the scale, reach, ease, and selection benefits of eCommerce. In doing so, we bring the power of community to buying and selling online. We created Poshmark in 2011 to make buying and selling simple, social, and fun. Pairing technology with the inherent human desire to socialize, our marketplace creates passion and personal connections among users. We dynamically curate our marketplace into lifestyle categories that our users love, including apparel, accessories, footwear, home, beauty, and pets. Powered by our proprietary technology, our social marketplace is purpose-built to enable simple transactions, seamless logistics, and an engaging experience at scale. As of December 31, 2021, we had 7.6 million Active Buyers.

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

The Poshmark Solution

Poshmark makes buying and selling simple, social, and sustainable.

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

Simple and personalized. Our marketplace makes shopping and buying easy and accessible. Users can access our marketplace on numerous devices, with a simple payment and shipping process and a consistent buying experience across the platform. Buyers can benefit from personalized experiences with sellers who understand their individual style, sizing, and fit. Our sellers offer a vast assortment of items and we offer the data-driven ability to sift through all of it and personalize the experience for each user. Sellers often send personal, handwritten notes to buyers along with their item, while buyers often write digital “love notes,” commenting on the purchase or seller experience.

Value shopping with breadth and depth. Our marketplace allows buyers to optimize the best value for them. Sellers offer a vast assortment of secondhand and new items at value price points enabling shoppers to easily find and purchase any style, including everyday items as well as hard-to-find items. The average order value on our marketplace in 2021 was $40, up from $35 in 2020.

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

Our Competitive Strengths

We believe that we have a number of competitive advantages that will enable us to maintain and expand our position as a leading social marketplace, including:

•
Diverse, highly engaged, and loyal community built on genuine human connection. Our community is diverse and spans age and geography in the United States, Canada, Australia, and India. Our users live in big cities and small towns and engage with each other across geographies to discover, list, buy, and sell items across all price points.
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
•
Add new product categories. We organize all of the products on our marketplace into distinct, shoppable categories. Women’s was our first category, followed by our launch of Men’s and Kid’s in 2016. Plus and Petite Sizes were added in 2018 and 2019, respectively. In 2019, we added the Home category, in 2020, we added the Beauty and Toys categories, and in 2021, we added the Pets and Electronics categories. We anticipate adding new categories to expand our product offering and continue to serve demand from our diverse community.

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

•
Expand internationally. The more people we can reach, the greater the benefit to our users. We have designed our global infrastructure to serve a multitude of countries with minimal local support. We believe our marketplace can be successful in additional geographies outside of the United States and Canada, and we plan to strategically expand globally in the future. In 2021, we expanded our operations to Australia and India.

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

•
Shipping. Through Posh Post, sellers have an easy and fast shipping solution to fulfill a transaction. In the U.S., buyers pay a flat fee to ship any item with the United States Postal Service, or the USPS, up to five pounds, regardless of size, price, or location. Sellers receive a pre-paid, pre-populated shipping label directly from Poshmark when an item is sold to facilitate shipping.

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

Heart and Hustle Community Fund: Our Heart and Hustle Community Fund, which provides small grants to select sellers to support their business goals, is one way we recognize Poshmark sellers who are looking to grow their businesses on our social marketplace.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain intellectual property protection for our brand and technology, defend and enforce our intellectual property rights, preserve the confidentiality of our trade secrets, operate our business without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties and prevent third parties from infringing, misappropriating or otherwise violating our intellectual property rights. We rely on a combination of patent, copyright and trade secret laws in the United States and other jurisdictions to protect our proprietary technology. We also rely on a number of international and domestic registered, pending and common law trademarks to protect our brand and, as of December 31, 2021, we own trademark registrations for “Poshmark” and the Poshmark logo in the United States and in certain foreign jurisdictions.

As of December 31, 2021, we own three issued patents in the United States, which are expected to expire as early as 2035, in each case assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. We additionally own two pending U.S. non-provisional patent applications. These pending U.S. patent applications, if issued, are expected to expire as early as 2038, in each case without taking into account any possible patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

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

As of December 31, 2021, we had 750 full-time employees of which 248 were in research and development, 88 were in marketing, 333 were in operations and support, and 81 were in general and administrative. None of our employees are represented by a labor union.

Compensation & Benefits

Our reward programs are designed to attract, motivate, and retain great people who are passionate about our mission, drive our business forward, and create value for our stakeholders. We provide employees with competitive compensation packages that include base salary, short-term incentives and long-term incentives that are reviewed on an annual basis. Our comprehensive benefits package also includes medical, dental, vision, life, and disability plans, as well as lifestyle benefits such as parental leave.

Employee Safety and Wellness

We are committed to promoting the health and wellbeing of our employees. As a result of the COVID-19 pandemic, we temporarily closed our corporate offices and transitioned the majority of our employees to remote work. To support the remote working environment, we implemented a program where employees have a monthly allowance that can be used to cover certain expenses related to health, wellness, and productivity. We also launched mental health benefits to support our employees’ wellbeing. For our facilities that remain open, we have implemented safety standards based on guidance from public health authorities. For those who can work remotely, we will continue to offer work location flexibility throughout the 2022 year as the COVID-19 situation remains in flux. We will continue to monitor the evolving situation of COVID-19 and take all necessary precautions to ensure the health and safety of our employees, operations, and community.

Diversity and Inclusion

We are committed to building a diverse and inclusive workforce that is reflective of the community we serve. We strive to build a strong talent pipeline to create more opportunities for workplace diversity and support greater representation with our company. Our Employee Resource Groups (ERG) program empowers our employees to build internal communities, champion inclusion and belonging, and create development opportunities. We have also developed more robust demographic data to measure progress in the hiring and development of underrepresented communities and historically marginalized groups. In 2021, we further diversified our executive leadership team and board of directors by recruiting and hiring diverse candidates from underrepresented groups. We also implemented unconscious bias education for all employees to support our goals of diversity and inclusion.

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

Item 1A. Risk Factors.

Summary of Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. We cannot assure you that the risk factors described below or elsewhere in our reports address all potential risks that we may face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be not material could materially and adversely affect our business, results of operations or financial condition. In such case, the trading price of our Class A common stock could decline. The principal risk factors include:

•
Our continued growth depends on attracting new users and converting users into Active Buyers and Active Sellers. We must continue to encourage sellers to list items for sale and use our services. We must also encourage Active Buyers to return to our platform and frequently purchase items on our marketplace.
•
We have experienced net losses in the past. We may not be able to achieve or sustain our profitability and our revenue growth rate may decline. We experienced a net loss of $98.3 million, a net income of $18.8 million, and a net loss of $47.7 million in the years ended December 31, 2021, 2020, and 2019 respectively. We cannot assure you that we will maintain our profitability in future periods, and we may incur significant losses in future periods.
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
•
We rely, in part, on Internet search engines, social networking sites, and mobile operating systems to help drive traffic to our apps and website. If we fail to appear prominently in the search results or fail to drive traffic through paid advertising, our traffic would decline and our business, results of operations, and financial condition would be adversely affected.
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
•
Shipping is a critical part of our business. We currently rely on a single shipping provider in each of the countries that we operate in, including the United States Postal Service (USPS) for our U.S. business. Any changes in our shipping arrangements with these providers or any interruptions in shipping could adversely affect our results of operations. In addition, shipping costs are rising faster than the rate of inflation, which could have an adverse impact on our business, results of operations, and financial condition.
•
The market price of our Class A common stock has been and will likely continue to be volatile, and declines in the price of our Class A common stock may subject us to litigation.
•
Material weaknesses in our internal control over financial reporting may impair our ability to produce timely and accurate financial statements and comply with applicable regulations.

•
If we fail to maintain adequate financial and management personnel, processes, and controls to meet our obligations as a public company, our business, results of operations, and financial condition may be adversely affected.
•
Unfavorable changes or failure by us to comply with evolving privacy, internet, eCommerce, and government or payments regulations could substantially harm our business, results of operations, and financial condition.

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

We have experienced net losses in the past. We may not be able to achieve or sustain our profitability, and our revenue growth rate may decline.

We experienced a net loss of $98.3 million, a net income of $18.8 million, and a net loss of $47.7 million in the years ended December 31, 2021, 2020, and 2019, respectively. We cannot assure you that we will be profitable in future periods, and we may incur significant losses in future periods.

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

The impact of the ongoing COVID-19 pandemic is severe, widespread, and continues to evolve. While the rollout of COVID-19 vaccines and lifting of movement restrictions have begun in the U.S. and internationally, there remains substantial uncertainty about the pandemic’s impact, including the impact of the “Omicron” variant, on the global economy, e-commerce, and global macroeconomic conditions that impact consumer spending. The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

•
the duration and spread of the pandemic, including any resurgences, timing of vaccine rollouts, reduced efficacy of vaccines overtime, willingness of individuals to be vaccinated, and occurrence of virus variants;

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

The COVID-19 pandemic has resulted in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future. Such events have impacted, and could in the future impact, demand for products sold on our platform, which in turn could adversely affect our revenue and results of operations. Further, the preventative and protective measures currently in place, or which may be instituted or re-instituted in the future, such as quarantines, closures, and travel restrictions, have interfered with the ability of our sellers to deliver products to our buyers. If delivery services are delayed or shut-down, or if they are perceived as unreliable, our gross merchandise value (GMV) and revenue could be negatively impacted.

The COVID-19 pandemic has had a variety of impacts on our business to date and will continue to impact our business in ways that remain unpredictable. In the initial weeks of the pandemic in the United States, we experienced a significant decrease in GMV. In the month of March 2020, we had negative 13% year-over-year GMV growth which in turn impacted the year-over-year GMV growth for the quarter ended March 31, 2020, which was 9%. Subsequently, in the quarter ended June 30, 2020, the year-over-year GMV growth rebounded to 42% as buyer and seller activity resumed. While our quarterly GMV has continued to increase year-over-year in subsequent quarters, such trends may not continue and could be reversed. In particular, to the extent that federal and state governmental aid programs initiated in connection with the pandemic are reduced or terminated, consumer discretionary spending would likely decrease, which would have a negative impact on our business. In addition, although the COVID-19 pandemic has accelerated the trend toward eCommerce, it has negatively affected demand for apparel and fashion as retail categories. While we have seen demand for certain apparel and fashion categories rebound, responses to the COVID-19 pandemic such as prolonged work-from-home policies, quarantines, closures, and travel restrictions could continue to depress demand for the products sold on our platform. It is also difficult to predict how our business may be impacted by changing consumer spending patterns when the pandemic subsides. For example, as pandemic-related restrictions ease, competition may intensify as more buyers return to traditional brick and mortar retail stores. Demand for online shopping may also be driven lower by pent-up demand for other discretionary spending. Any of these trends driven by the COVID-19 pandemic may adversely affect our business, results of operations, and financial condition.

In response to the COVID-19 pandemic, including the Omicron variant, we have been required to temporarily close our corporate offices and the majority of our employees are working remotely as of December 31, 2021, which impacts productivity and has otherwise disrupted our business operations, including by adding administrative complexity to our everyday human resources and employee technology functions. The remote working environment may also create employee recruiting and retention challenges and increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships, disrupt operations, increase costs and/or decrease net revenue, and expose us to claims from users, suppliers, financial institutions, regulators, payment card associations, employees, and others. Further, as we begin to reopen our offices in accordance with local guidelines and regulations, we may experience disruptions if any of our employees become ill despite the availability of vaccines. Any of the above could have a material adverse effect on our business, results of operations, and financial condition.

To the extent the COVID-19 pandemic, new variants, or a similar public health threat has an impact on our business, results of operations, and financial condition, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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
•
mitigate the effects of third-party policies, such as Apple’s privacy policy changes, that limit our ability to collect and use data to target and measure advertising; and
•
effectively manage marketing costs, including creative and media expenses, to maintain acceptable user acquisition costs.

In response to the COVID-19 pandemic, we temporarily reduced our advertising spend in 2020. We increased advertising spend in 2021 to continue driving our growth. We also expect that the cost of advertising is likely to increase as we emerge from the pandemic and competition for advertising returns to normal levels. Additionally, increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels.

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

We have experienced, and may continue to experience, rapid growth in our headcount, business, and operations, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, our headcount grew from 343 full-time employees as of December 31, 2018 to 750 full-time employees as of December 31, 2021. In addition, our cumulative GMV grew at a 31% compound annual growth rate, or CAGR, from $807 million as of December 31, 2018 to $1.8 billion as of December 31, 2021.

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

The retail industry is intensely competitive. Online retail, including on mobile devices and tablets, is rapidly evolving and is subject to changing technology, shifting consumer preferences and tastes, and frequent introductions of new products and services. To be successful, we need to attract and retain both buyers and sellers, who have a variety of choices when it comes to shopping and selling, both online and offline. We face competition for both our buyers and our sellers from a wide range of competitors, which include both online or offline retailers, such as large marketplaces, national retail chains, local consignment, vintage stores, and other venues or marketplaces. These competitors include, but are not limited to, Amazon, eBay, Etsy, Facebook, Mercari, Shopify, T.J.Maxx, and Walmart. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult for sellers to match, or may be a reason buyers choose not to buy items on our marketplace.

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

We launched Posh Remit in 2019, an automated service to collect sales tax for taxable items sold on our marketplace. This sales tax collection increased the costs our buyers pay for offerings on our marketplace and caused a negative impact on our GMV. Additional requirements to pay or collect sales taxes in jurisdictions in which we do not currently do so could adversely affect our business, results of operations, and financial condition.

On June 21, 2018, the U.S. Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state retailers even if those retailers lack any physical presence within the state. As a result of this decision, states have begun to enact marketplace collection laws that require marketplaces to collect sales tax on behalf of retailers. Based on these new laws, in April 2019, we implemented sales tax in 46 states that collect state or local sales tax, ahead of expected change in tax legislation. As a result, we saw a decrease in GMV growth, with the highest impact in higher-tax states. The sales tax adversely impacted the growth rate of our GMV and financial results in the quarter ended June 30, 2019 through the quarter ended March 31, 2020. The application of sales tax and other indirect taxes on cross-border sales by remote sellers is continuing to change and evolve. If one or more states increase their sales tax rates, or if we determine to collect sales tax in additional jurisdictions, including as a result of subsequent changes in marketplace collection laws, our platform could be less attractive to users, and we could experience further declines in GMV growth and in other key metrics. Posh Remit has created additional administrative burdens for us and put us at a competitive disadvantage with respect to our competitors that do not collect sales tax. In addition, the requirement to collect additional sales tax could result in liabilities related to improper or incorrect collecting and remitting of sales tax, and subject us to potential lawsuits or litigation related to such collection. Similar laws imposing tax collection obligations in other countries could also create additional burdens on us and our users, and potentially cause a negative impact on our GMV.

Our business and users are subject to tax reporting requirements. Such obligations could increase our operational costs and negatively impact the user experience on our platform.

In the U.S., we are required to report to the Internal Revenue Service (“IRS”) and most states on customers subject to U.S. income tax if they reach certain payment thresholds. As a result, we are required to request tax identification numbers from certain sellers, track payments by tax identification number and, under certain conditions, withhold a portion of payments and forward such withholdings to the IRS. These obligations could increase our operational costs and negatively impact our user experience. Such obligations could also make our platform less attractive to users, who may not wish to provide their tax identification information or fail to provide accurate information. Any failure by us to meet IRS requirements or to provide a streamlined user experience in collecting required information could negatively impact our business.

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

Our success depends on our ability to accurately and cost-effectively determine whether an item offered through our marketplace is an authentic product. As the sophistication of counterfeiters increases, it may be increasingly difficult to identify counterfeit products. From time to time, we may be subject to allegations that a luxury item sold on our platform is not authentic despite our confirmed authentication of such item. Such controversy could negatively impact our reputation and brand and harm our business, results of operations, and financial condition.

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

To attract and retain key personnel, we use equity incentives, among other measures. These measures may not be sufficient to attract and retain the personnel we require to operate our business effectively. Further, the equity incentives we currently use to attract, retain, and motivate employees may not be as effective as in the past, particularly if the value of the underlying stock does not increase commensurate with expectations or consistent with our historical stock price performance.

Most of our employees are working remotely as of December 31, 2021. As the COVID-19 pandemic subsides and we contemplate reopening our offices, we may migrate towards a hybrid work model where some of our employees may remain fully remote and others may return to our offices. If our needs are not aligned with our employees’ preferences, it may adversely affect our ability to recruit and retain employees. We will continue to adjust our work model in response to the pandemic and evolving employee preferences, but our efforts may not be successful. If we are unable to attract and retain high-quality management and operating personnel, our business, results of operations, and financial condition could be adversely affected.

We may incur significant losses from fraud or violations of our Terms of Service.

We have in the past incurred and may in the future incur losses from various types of fraud, including stolen credit card numbers, account takeovers, claims that a user did not authorize a purchase, merchant fraud, spam listings, bot-created user accounts, and users who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. Although we have measures in place to attempt to detect and limit the occurrence of fraudulent and other illegal activity, those measures may not always be effective and may not be sufficient to keep up with quickly-shifting techniques used by those attempting to engage in fraudulent activity on our platform. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could potentially result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. Our failure to adequately prevent fraudulent transactions or follow payment card industry data security standards could damage our reputation, result in litigation or regulatory action, and lead to expenses that could substantially impact our business, results of operations, and financial condition.

Sellers may falsely describe or promote items or take portions of branded items and re-purpose them into other items like jewelry. Negative publicity and user sentiment resulting from fraudulent or deceptive conduct by users, the sale of stolen or counterfeit goods, the sale of products derived from threatened or extinct species, or the perception that our levels of responsiveness and customer support are inadequate could reduce our ability to attract new users or retain existing users and damage our reputation.

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

Our results of operations are subject to seasonal and quarterly variations in our revenue and operating income. As a result, our quarterly results will fluctuate and could be below expectations, which could cause our stock price to decline.

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
•
our ability to integrate acquired businesses, such as Suede One, Inc., which we acquired in October 2021;
•
awareness of our brand; and
•
our ability to recruit and retain employees.

Fluctuations in our quarterly operating results and key metrics has caused and may continue to cause such results to fall below our financial guidance or the expectations of our analysts, which may cause our stock to decline. These fluctuations could also cause a number of other problems. You should not rely on the results of one quarter as an indication of future performance.

We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Macroeconomic conditions may adversely affect our business. If general economic conditions further deteriorate in the United States, consumer discretionary spending may decline and demand for the items available on our marketplace may be reduced. This decline would cause sales on our marketplace to decline and adversely impact our business, results of operations, and financial condition. Our business, results of operations, and financial condition are also subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending, many of which are becoming increasingly present as a result of the COVID-19 pandemic and political instability, include high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, general uncertainty regarding the overall future political and economic environment, rising inflation, recent large-scale social unrest across much of the United States, and global conflicts such as the recent war in Ukraine. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms, and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty when disposable income is reduced or when there is a reduction in consumer confidence.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

In the course of preparing our financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. Our management concluded that a material weakness existed because we did not design and maintain effective controls over the completeness and accuracy of third-party data used to calculate and record chargebacks. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As further described in “Part II., Item 9A. Controls and Procedures,” we are actively engaged in implementing a remediation plan to address the material weakness. However, there can be no assurance that we will be successful in making the improvements necessary to remediate the material weakness identified by management or that we will do so in a timely manner. If we fail to remediate our material weakness, identify future material weaknesses in our internal control over financial reporting or fail to meet the demands that have been placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, results of operations and financial condition could suffer.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to product timely and accurate consolidated financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the listing standards of the Nasdaq Global Select Market, or Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to develop and maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional deficiencies or weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

Expanding our platform into markets outside of the United States is an important part of our strategy. We launched Poshmark in Canada in 2019 and in Australia and India in 2021, and are considering launching in additional international geographies. We plan to enter international markets where we have no experience in marketing, selling, and deploying our platform. The nature of the items that sellers list on our marketplace may not appeal to non-U.S. users in the same way as they do to users in the United States. Also, visits to our marketplace from buyers outside the United States may not convert into sales as often as visits from within the United States, including due to the impact of the strong U.S. dollar relative to other currencies. Our success in markets outside the United States will be linked to our ability to attract local sellers and buyers to our platform. If we are not able to do so, our growth prospects could be harmed.

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
•
impact of global health pandemics, including the ongoing COVID-19 pandemic, the Omicron variant, and the impact of any new variants;
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
•
potentially heightened risk of fraudulent or other illegal transactions;
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

As part of our business strategy, we have acquired and may continue to acquire other companies or businesses. For example, we acquired Suede One, Inc. in October 2021. However, we may not be able to find additional suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Acquisitions involve numerous risks, any of which could harm our business, results of operations, and financial condition, including:

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

Risks Related to our Dependence on Third Parties

We rely, in part, on Internet search engines, social networking sites, and mobile operating systems to help drive traffic to our app and website. If our access to internet and mobile networks is impeded or we fail to appear prominently in the search results or fail to drive traffic through paid advertising, our traffic could decline and our business, results of operations, and financial condition would be adversely affected.

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

Furthermore, mobile operating system and web browser providers, such as Apple and Google, have announced plans to limit the ability of advertisers to collect and use data to target and measure advertising. For example, in 2021, Apple announced changes to iOS 14 that will require apps to get a user’s opt-in permission before tracking or sharing the user’s data across apps or websites. As a substantial portion of our GMV is generated from purchases on our mobile app, such changes have reduced our ability to efficiently target and measure advertising and will likely continue to make our advertising less effective. Any reduction in the number of users directed to our website through Internet search engines or social networking sites, or any impediment to our access to the internet or mobile networks could harm our business, results of operations, and financial condition.

Outside of the United States, it is possible that governments of one or more countries may seek to censor content available on our platform or may even attempt to block access to our platform. If we are restricted from operating in one or more countries, our ability to attract and retain sellers and buyers may be adversely affected and we may not be able to grow our business as we anticipate.

Shipping is a critical part of our business. We currently rely on a single shipping provider in each country that we operate in, including the USPS for our U.S. business. Any changes in our shipping arrangements with the providers or any interruptions in shipping could adversely affect our business results of operations, and financial condition. In addition, shipping costs are rising faster than the rate of inflation, which could have an adverse impact on our business, results of operations, and financial condition.

We currently rely on a single shipping provider in each country in which we operate, including the USPS in the United States, to enable sellers to easily ship the products they sell on our marketplace. The COVID-19 pandemic has impacted the USPS and caused delays, and the COVID-19 pandemic, and any future pandemic, epidemic, or similar outbreak, may disrupt the USPS’s ability to meet their obligations to us, which may negatively affect our operations. In addition, there has been recent news coverage about politicization of, and funding challenges at, the USPS, and reports of significant service delays. In addition, delays or interruptions in shipping may be caused by inclement weather, natural disasters, labor disputes, transportation disruptions, acts of war or terrorism, public health crises, labor unrest, government shut-downs, and similar factors. Delays in the shipping of items sold on our marketplace may result in the cancellation of a purchase by the buyer. If sellers do not deliver items sold in a timely manner, if items sold on our marketplace are damaged or lost during the delivery process, or if users perceive that there could be such delivery delays or failures, our users could become dissatisfied and cease using our services, which would adversely affect our business, results of operations, and financial condition.

Furthermore, in the event of an interruption in delivery capabilities of the USPS, or relevant shipping provider in our Canada, Australia and India marketplaces, we may not be able to obtain an alternate delivery service without incurring material additional costs and substantial delays, which could adversely impact our revenue, gross margins, and results of operations. In particular, our agreement with the USPS is scheduled to expire in March 2023. If we are not able to renew the agreement or if we are not able to renegotiate acceptable pricing and other terms with the USPS or they experience performance problems or other difficulties, it could negatively impact our business, results of operations, and financial condition and our users’ experience. Furthermore, the USPS may introduce improved scanning technology to measure the weight and dimensions of packages which may cause us to incur additional shipping costs for excess weight and oversized packages. In addition, shipping costs are rising faster than the rate of inflation in the economy in general, thereby making our products more expensive relative to other goods and services with cheaper or free shipping, which could lead to a reduction in the demand for items available on our marketplace. This would cause sales on our marketplace to decline and could adversely impact our business, results of operations, and financial condition.

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

We collect and maintain significant amounts of personal information and other data relating to our users and employees. Numerous federal, state and international laws, rules, and regulations govern privacy and the collection, use, and protection of personal information and can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our compliance efforts fail. For example, the California Consumer Privacy Act, or CCPA, broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. In addition, California voters also approved the California Privacy Rights Act, or CPRA. Among other changes, the CPRA established a dedicated privacy regulator in California, created a new category of “sensitive information” over which California residents have additional rights, and requires businesses to implement data minimization principles. Future laws, regulations, standards, and other obligations, including those related to the CCPA, and changes in the interpretation of existing laws, regulations, standards, and other obligations could impair our ability to collect, use, or share information relating to consumers.

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

Unfavorable changes or failure by us to comply with evolving internet, eCommerce, and government or payments regulations could substantially harm our business, results of operations, and financial condition.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and eCommerce. These regulations and laws may involve taxes, privacy and data security, consumer protection, the ability to collect and/or share necessary information that allows us to conduct business on the internet, marketing communications and advertising, content protection, electronic contracts, or gift cards. Furthermore, the regulatory landscape impacting internet and eCommerce businesses is constantly evolving which could expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties. For example, California has proposed legislation that would expand product liability of defective products to an online platform even when the platform does not manufacture, sell, distribute, or take possession of the product. There is also pending federal and state legislation aimed to combat the sale of stolen or counterfeit goods online, which would require us to take extra steps in collecting and verifying seller information. If such legislation were to pass, our legal liability could increase significantly. Any unfavorable changes in the regulatory or legal environment could have a material adverse impact to our business.

We are also subject to payments processing and other financial regulations and requirements. Payments on our marketplace are made by credit card, debit card, or through third-party payment services, which subjects us to certain payment network or service provider operating rules, certain regulations, and the risk of fraud or financial crimes. We rely upon third-party payment service providers to maintain certain compliance measures, such as fraud prevention and detection tools. We are also implementing programs intended to prevent illegal financial activity on our platform, including an anti-money laundering program and sanctions screening procedures. However, these measures may not always be effective.

Additionally, as our business evolves, we will need to determine whether various licensing and registration laws relating to payments apply to us. If we are not in compliance with such regulations, we could be subject to fines or other penalties in one or more jurisdictions levied by federal, state, or local regulators, and could be subject to substantial reputational damage. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. Outside of the United States, we may become subject to additional laws, rules and regulations related to the provision of payments as we expand into new jurisdictions. Any failure to comply with these evolving regulations could have a material adverse impact to our business.

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

As of December 31, 2021, we had $137.6 million of federal and $107.4 million of state net operating loss carryforwards, or NOLs, available to reduce future taxable income, some of which will begin to expire in 2025 for state tax purposes and 2031 for federal tax purposes. It is possible that we will not generate taxable income in time to use certain NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use net operating loss to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future, including as a result of transactions that are outside of our control.

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

Our Class B common stock has ten votes per share, and our Class A common stock have one vote per share. The holders of our Class B common stock, certain of whom are our founders, executive officers and directors, together hold approximately 82.3% of the voting power of our outstanding capital stock as of March 21, 2022.

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

The market price of our Class A common stock has been and will likely continue to be volatile, and declines in the price of our Class A common stock may subject us to litigation.

The trading price of our Class A common stock has been and is likely to continue to be volatile. Since shares of our Class A common stock were sold in our initial public offering in January 2021 at a price of $42.00 per share, our closing stock price has ranged from $16.89 to $101.50 per share through December 31, 2021. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
•
Class A common stock being sold into the market by us or our stockholders or the anticipation of such sales;
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

Future sales of our Class A common stock by us or our stockholders could cause the market price of our Class A common stock to decline. Sales or issuances by us of our common stock or convertible securities could also result in dilution to our stockholders.

If our stockholders sell substantial amounts of our Class A common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress our market price. The shares of our Class A common stock issued in our initial public offering, including any shares reserved under our directed share program, are freely tradable in the public market. In addition, certain stockholders are entitled, under our Investor’s Rights Agreement, to require us to register their shares for public sale in the United States. Sales of our Class A common stock, or the possibility that these sales may occur, may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our Class A common stock to fall.

We may issue additional common stock, convertible securities, or other equity in the future. We also issue common stock to our employees, directors, and other service providers pursuant to our equity incentive plans. Shares of our Class A common stock reserved for issuance under our equity incentive plans are freely tradable upon issuance, subject to any vesting conditions. Such issuances could be dilutive to investors and could cause the price of our common stock to decline. New investors in such issuances could also receive rights senior to those of current stockholders.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company”. Any failure to maintain adequate financial and management personnel, processes, and controls to meet our obligations as a public company could adversely affect our business, results of operations, and financial condition.

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur greater legal, accounting, and other expenses than we incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the rules and regulations of Nasdaq. These requirements have increased our legal, accounting, and financial compliance costs and has made some activities more difficult, time-consuming, and costly, and placed significant strain on our personnel, systems, and resources. For example, we expect these rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. In addition, if we fail to maintain adequate financial and management personnel, processes, and controls to meet our reporting obligations as a public company, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our business, results of operations, and financial condition.

After we are no longer an “emerging growth company,” we will need to comply with auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, as we prepare for such compliance, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. The measures we take may also not be sufficient to satisfy our obligations as a public company.

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

General Risk Factors

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “POSH” and began trading on January 14, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 21, 2022, there were approximately 131 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Stock Performance Graph

The following graph illustrates the cumulative total return to our stockholders in comparison to the Nasdaq Composite Index (Nasdaq Composite) and Russell 2000. The graph assumes that $100 was invested at market close on January 14, 2021, the date our Class A common stock began trading on the Nasdaq Global Select Market, in each of our Class A common stock, Nasdaq Composite, and Russell 2000, and that any dividends were reinvested. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison of Cumulative Total Return
$140
$120
$100
$80
$60
$40
$20
$-
1/14/2021
2/14/2021
3/14/2021
4/14/2021
5/14/2021
6/14/2021
7/14/2021
8/14/2021
9/14/2021
10/14/2021
11/14/2021
12/14/2021
POSH
Nasdaq
Russell 2000

Recent Sales of Unregistered Securities

None.

Use of Proceeds from our Initial Public Offering (IPO)

The offer and sale of the shares in our initial public offering was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-251427), which was declared effective by the SEC on January 13, 2021. Pursuant to such registration statement, we issued and sold an aggregate of 7,590,000 shares of our common stock at a price of $42.00 per share for an aggregate cash proceeds of approximately $296.5 million, net of underwriting discounts and commissions and offering costs, which includes the full exercise by the underwriters of their option to purchase additional shares of common stock. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

There has been no material change in the expected use of the net proceeds from our initial public offering, as described in our final prospectus filed with the SEC on January 14, 2021 pursuant to Rule 424(b) under the Securities Act of 1933.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

This Item has been omitted as it is no longer required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion includes both historical information and forward-looking information based upon current expectations that involve risk, uncertainties, and assumptions. Our actual results may differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Prior Periods’ Financial Statement Revisions

As described in Note 3 to the consolidated financial statements, we have revised previously issued financial statements to correct immaterial misstatements. Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revisions.

Overview

We are a social marketplace that combines the human connection of a physical shopping experience with the scale, reach, ease, and selection benefits of eCommerce. In doing so, we bring the power of community to buying and selling online. We created Poshmark in 2011 to make buying and selling simple, social, and fun. Pairing technology with the inherent human desire to socialize, our marketplace creates passion and personal connections among users. We dynamically curate our marketplace into lifestyle categories that our users love, including apparel, accessories, footwear, home, beauty, and pets. Powered by our proprietary technology, our social marketplace is purpose-built to enable simple transactions, seamless logistics, and an engaging experience at scale. As of December 31, 2021, we had 7.6 million Active Buyers.

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

As of December 31, 2021, our community has generated over $6.2 billion in GMV since 2011, with $1.8 billion in 2021 and $1.4 billion in 2020, representing a 27% growth rate. In 2021 and 2020, we had revenue of $326.0 million and $261.6 million, respectively, representing a 25% growth rate. In 2021, we generated a net loss of $98.3 million, and Adjusted EBITDA of $7.3 million compared to a net income of $18.8 million and Adjusted EBITDA of $36.0 million in 2020.

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

GMV

($ in millions)

Our GMV has grown at a 31% compound annual growth rate, or CAGR, from $807 million in 2018 to $1.8 billion in 2021. Our GMV grew 27% from $1.4 billion in 2020 to $1.8 billion in 2021. Our quarterly GMV has increased year-over-year for the past sixteen quarters. We have continued to add users and enhance our social marketplace with various initiatives and product updates, including the launch of our Brand Closet Program enabling brands to connect directly our community, an expansion of our partnership with Affirm to include their Buy Now Pay Later product, and the continued rollouts of Poshmark Mini, which is a simplified version of the Poshmark app that lives inside of Snapchat, and Bulk Listing Actions, which are closet management tools that allow sellers to update and promote multiple product listings at once.

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

Adjusted EBITDA. We define Adjusted EBITDA as net (loss) income attributable to common stockholders, excluding depreciation and amortization, stock-based compensation expense, interest income, other expense, net, change in accrued sales tax, provision (benefit) for income taxes, and undistributed earnings attributable to participating securities. Adjusted EBITDA is a key performance measure used by our management and board of directors to assess our operating performance and the operating leverage in our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude in Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making. See “—Reconciliation of Non-GAAP Financial Measures” for more information and for a reconciliation of net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Adjusted EBITDA

($ in millions)

Key Factors Affecting Our Performance

Growth and Retention of Users. We focus on attracting new users and retaining existing users. New users and the social and transactional activities they contribute help keep existing users more active, increasing their lifetime value over time. Users engage in many ways on our social marketplace: they connect, they browse, they buy, and they sell. The positive relationship between new users and existing users illustrates the network effects of our marketplace. As of December 31, 2021, we had 7.6 million Active Buyers.

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

Cumulative % Sellers Activated as Buyers from Year 1 to Year 5 31% of First-Time Sellers Also Became Buyers in Year 1 40% 42% 44% 37% 31% Year of Seller's Year 2 Year 3 Year 4 Year 5 First Sale

Investments in Growing Our User Community. We have invested substantially in marketing to grow our user community and drive further awareness of our brand. These investments have enabled us to grow our base of new users, buyers, and sellers while continuing to retain buyers and sellers, resulting in strong growth of our GMV and revenue. Marketing expenses represented 44% and 35% of revenue in 2021 and 2020, respectively. We intend to manage our marketing spend to balance growth and profitability. While we have seen fluctuations and uncertainty in user acquisition costs, partially due to Apple's recent policy change that limits the ability of advertisers to collect user data, we will continue to invest in user acquisition and retention while the underlying user unit economics indicate the return on investment is strong.

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

International Expansion. We began operations in Canada, the first country we expanded to after the United States, in May 2019. In February 2021, we expanded our operations to Australia. In September 2021, we launched operations in India. International expansion may impact our financial performance in the short term. In 2021 and 2020, revenue from international operations was less than 10% of our net revenue. As we continue our global expansion, we believe international demand for our platform will develop and increase. Accordingly, we believe there is a significant opportunity to grow our international business. We have invested, and plan to continue to invest, in the adoption of our platform and solutions internationally, including localization of our platform and the addition of critical capabilities to our platform required to serve those local markets.

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

Our headquarters and offices remained temporarily closed as of December 31, 2021, with substantially all of our employees working remotely, temporarily lowering our operating expenses. As the pandemic subsides, we intend to open our offices in accordance with local guidelines and regulations. Additional disruptions or a resurgence of offline shopping demand could adversely affect our business, results of operations, liquidity, and financial condition in future periods. The conditions caused by the pandemic are still evolving and we will continue to evaluate the potential impact of the pandemic on our business. See “Part I., Item 1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business, operations and financial condition.

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

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net (Loss) Income	$(98,329)	$18,846	$(47,724)
Net (Loss) Income Margin(1)	(30)%	7%	(23)%
Adjusted EBITDA	$7,283	$36,044	$(36,092)
Adjusted EBITDA Margin(2)	2%	14%	(18)%

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

We calculate Adjusted EBITDA as net (loss) income attributable to common stockholders, adjusted to exclude:

•
depreciation and amortization;
•
stock-based compensation expense;
•
interest income;
•
other expense, net;
•
change in accrued sales tax;
•
(benefit) provision for income taxes; and
•
undistributed earnings attributable to participating securities.

Adjusted EBITDA decreased $28.8 million for the year ended December 31, 2021 compared to the same period in 2020 primarily due to an increase in marketing spend to grow the number of Active Users and Active Buyers and increase our brand awareness, and an increase in headcount cost to support our growth.

Adjusted EBITDA increased $72.1 million for the year ended December 31, 2020 compared to the same period in 2019 primarily due to an increase in revenue and a decrease in marketing spend in response to the COVID-19 pandemic.

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

The following table provides a reconciliation of net (loss) income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net (loss) income attributable to common stockholders	$(98,329)	$6,070	$(47,724)
Adjusted to exclude the following:
Depreciation and amortization	3,469	2,894	2,056
Stock-based compensation	48,239	7,959	9,687
Interest income	(224)	(569)	(1,677)
Other expense, net	54,262	6,467	366
Change in accrued sales taxes(1)	—	—	1,026
(Benefit) provision for income taxes	(134)	447	174
Undistributed earnings attributable to participating securities	—	12,776	—
Adjusted EBITDA	$7,283	$36,044	$(36,092)

(1)
Reflects our estimated liability for the non-collection and non-remittance of sales taxes which became required beginning in 2018. We began collecting and remitting sales tax in April 2019. Accordingly, these liabilities were no longer incurred in 2020.

Components of Results of Operations

Net Revenue

We generate revenue from sellers for fees earned when they sell items they have listed on our social marketplace to buyers (20% of the final price for sales $15 and over, or a flat rate of $2.95 for sales under $15). The buyer also pays a shipping label fee as part of their order. On some orders, the shipping label fee exceeds our shipping label cost, which we record as revenue. In 2021, this revenue was 4% of our total net revenue. In 2020, this revenue was 3% of our total net revenue and was 1% in 2019. Our revenue is recognized when we satisfy our performance obligations. We report both revenue from buyers and revenue from sellers based upon the net amount earned, which is reduced by certain buyer and seller incentives.

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

General and Administrative. General and administrative expense consists primarily of employee related costs including stock-based compensation for those employees associated with administrative services such as legal, human resources, information technology, accounting, and finance, and all related costs associated with our facilities, such as rent and office administration. These expenses also include certain third-party consulting services, facilities, IT services, meals and other corporate costs not allocated to other expense categories.

We expect that general and administrative expenses will increase in absolute dollars and vary from period to period as a percentage of revenue for the foreseeable future as we continue to invest in personnel, corporate infrastructure, and systems required to support our strategic initiatives, the growth of our business, and our compliance and reporting obligations, and controls to enable our internal support functions to scale with the growth of our business. We expect to incur additional expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and expenses for general and director and officer insurance, investor relations, and professional services. We also expect rent expense and other facilities related costs to continue to increase in the future.

Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation of computer equipment and software, furniture and fixtures, leasehold improvements, website development and software for internal use and amortization of intangible assets.

We expect that depreciation and amortization expense will increase in absolute dollars as we continue to build out our network infrastructure, recognize amortization expense from acquired intangible assets resulting from acquisitions and establish new office locations to support our growth.

Interest Income

Interest income primarily relates to amounts earned on our cash and cash equivalents and marketable securities.

Other Expense, Net

Other expense, net mainly relates to changes in fair value of the Convertible Notes, redeemable convertible preferred stock warrants and contingent consideration relating to acquisition, and foreign exchange remeasurement gains and losses recorded from consolidating our foreign subsidiaries at each period end.

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

The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Year Ended December 31,
	2021	2020 (1)	2019 (1)
	(in thousands)
Net revenue	$326,009	$261,601	$204,983
Costs and expenses (2):
Cost of net revenue, exclusive of depreciation and amortization	51,858	43,507	34,142
Operations and support	56,719	39,759	29,879
Research and development	58,705	30,025	25,033
Marketing	142,689	92,439	132,228
General and administrative	56,994	27,786	30,506
Depreciation and amortization	3,469	2,894	2,056
Total costs and expenses	370,434	236,410	253,844
(Loss) income from operations	(44,425)	25,191	(48,861)
Interest income	224	569	1,677
Other expense, net
Change in fair value of redeemable convertible preferred stock warrant liability	(2,816)	(2,273)	(475)
Change in fair value of convertible notes	(49,481)	(3,801)	—
Loss on extinguishment of the convertible notes	(1,620)	—	—
Change in fair value of contingent consideration	(83)	—	—
Other, net	(262)	(393)	109
	(54,262)	(6,467)	(366)
(Loss) income before provision (benefit) for income taxes	(98,463)	19,293	(47,550)
(Benefit) provision for income taxes	(134)	447	174
Net (loss) income	$(98,329)	$18,846	$(47,724)
Undistributed earnings attributable to participating securities	—	(12,776)	—
Net (loss) income attributable to common stockholders	$(98,329)	$6,070	$(47,724)

(1)
Includes the impact of revisions of the consolidated financial statements to correct for errors as noted above.
(2)
Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Operations and support	$4,791	$686	$689
Research and development	21,029	2,571	3,017
Marketing	6,587	1,321	1,306
General and administrative	15,832	3,381	4,675
Total	$48,239	$7,959	$9,687

	Year Ended December 31,
	2021	2020 (1)	2019 (1)
Net revenue	100%	100%	100%
Costs and expenses:
Cost of net revenue, exclusive of depreciation and amortization	16	17	17
Operations and support	17	15	14
Research and development	18	12	12
Marketing	44	35	65
General and administrative	18	11	15
Depreciation and amortization	1	1	1
Total costs and expenses	114	91	124
(Loss) income from operations	(14)	9	(24)
Interest income	—	—	1
Other expense, net
Change in fair value of redeemable convertible preferred stock warrant liability	(1)	(1)	—
Change in fair value of convertible notes	(15)	(1)	—
Loss on extinguishment of the convertible notes	—	—	—
Change in fair value of contingent consideration	—	—	—
Other, net	—	—	—
	(16)	(2)	—
(Loss) income before (benefit) provision for income taxes	(30)	7	(23)
(Benefit) provision for income taxes	—	—	—
Net (loss) income	(30)%	7%	(23)%
Undistributed earnings attributable to participating securities	—	(5)	—
Net (loss) income attributable to common stockholders	(30)%	2%	(23)%

(1)
Includes the impact of revisions of the consolidated financial statements to correct for errors as noted above.

Comparison of Years Ended December 31, 2021 and 2020

Net Revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Net revenue	$326,009	$261,601	$64,408	25%

Net revenue increased $64.4 million for the year ended December 31, 2021 compared to the prior year. This growth was primarily due to an increase in the volume of GMV on our marketplace to a total of $1.8 billion, an increase of 27% for the year ended December 31, 2021 compared to the prior year. The increase in GMV was substantially driven by the increase in Active Buyers on the platform to 7.6 million for the year ended December 31, 2021, a 17% increase compared to the same period in 2020, and an 9% increase in GMV per Active Buyer for the year ended December 31, 2021 compared to the prior year.

Cost of Net Revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of net revenue	$51,858	$43,507	$8,351	19%

Cost of net revenue increased $8.4 million for the year ended December 31, 2021 compared to the prior year. The increase was driven by a $5.8 million increase in costs related to overall volume increases on our marketplace, including increased credit card processing fees and associated expenses, and an increase in data hosting costs of $2.6 million to support the increased usage of our platform and upgrades we made to our systems which were required to support our growth.

As a percent of revenue, cost of net revenue decreased to 16% from 17% during the year ended December 31, 2021 and 2020, respectively, primarily due to a non-recurring credit in payment processing fees.

Operations and Support

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Operations and support	$56,719	$39,759	$16,960	43%

Operations and support expense increased $17.0 million for the year ended December 31, 2021 compared to the prior year. The increase was primarily driven by the combined effect from a $10.7 million increase in customer service and support personnel costs, including $4.1 million in stock-based compensation, mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, a $5.5 million increase in net shipping costs as a result of our growth, and a $0.6 million increase in credits and incentives issued to users for the purposes of dispute resolution.

Research and Development

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$58,705	$30,025	$28,680	96%

Research and development expense increased $28.7 million for the year ended December 31, 2021 compared to the prior year. The increase was primarily due to an increase of $27.8 million in engineering personnel costs required to support the growth of our business as we launch new innovations and improve functionality on our platform, including $18.4 million in stock-based compensation, mainly due to the satisfaction of the performance based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, and a $0.9 million increase in development-related services.

Marketing

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Marketing	$142,689	$92,439	$50,250	54%

Marketing expense increased $50.3 million for the year ended December 31, 2021 compared to the prior year. The increase was primarily due to a $41.8 million in spending on marketing programs, including increased spending on television ad campaigns and digital marketing, and a $8.5 million increase in marketing personnel costs, including $5.3 million in stock-based compensation, mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021.

General and Administrative

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$56,994	$27,786	$29,208	105%

General and administrative expense increased $29.2 million for the year ended December 31, 2021 compared to the prior year. This increase was primarily driven by the combined effect from increases of $19.3 million increase in personnel costs which were required to support our growth and transition to a public company and included $12.5 million in stock-based compensation mainly due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, increased legal and consulting fees of $5.0 million required to support our public company transition, increased insurance costs of $4.8 million required as a result of becoming a public company, and increased IT services of $0.6 million to support the growth of our business. These increases were partially offset by a $0.4 million decrease in chargeback costs due to lower fraud activity in the current period.

Depreciation and Amortization

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Depreciation and amortization	$3,469	$2,894	$575	20%

The increase in depreciation and amortization expense is primarily driven by an increase in the capitalization of website and software development and amortization of intangible assets.

Interest Income

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$224	$569	$(345)	(61)%

The decrease in interest income is due to the lower balance of our marketable securities and lower interest rates earned from our marketable securities.

Other Expense, Net

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Other expenses, net	$(54,262)	$(6,467)	$(47,795)	739%

Other expense, net increased $47.8 million for the year ended December 31, 2021 compared to the same period in 2020. The increase is primarily due to an increase in fair value of the Convertible Notes, and the change in fair value of the redeemable convertible preferred stock warrant liability which was driven by an increase in the fair value of the underlying redeemable convertible preferred stock, with no comparable activity in the same period in 2020.

(Benefit) Provision for Income Taxes

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
(Benefit) provision for income taxes	$(134)	$447	$(581)	(130)%

The change in our (benefit) provision for income taxes is primarily attributable to pre-tax foreign earnings and changes in state income tax.

Comparison of Years Ended December 31, 2020 and 2019

Net Revenue

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Net revenue	$261,601	$204,983	$56,618	28%

Net revenue increased $56.6 million for the year ended December 31, 2020 compared to the prior year. This growth was primarily due to an increase in the volume of GMV on our marketplace to a total of $1.4 billion, an increase of 29% for the year ended December 31, 2020 compared to the prior year. The increase in GMV was substantially driven by the increase in Active Buyers on the platform to 6.5 million for the year ended December 31, 2020, a 20% increase compared to the same period in 2019, and an 8% increase in GMV per Active Buyer for the year ended December 31, 2020 compared to the prior year.

Cost of Net Revenue

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of net revenue	$43,507	$34,142	$9,365	27%

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

Operations and Support

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Operations and support	$39,759	$29,879	$9,880	33%

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

Research and Development

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Research and development	$30,025	$25,033	$4,992	20%

Research and development expense increased $5.0 million for the year ended December 31, 2020 compared to the prior year. The increase was primarily due to an increase of $4.8 million in engineering personnel costs required to support the growth of our business as we launch new innovations and improve functionality on our platform.

Marketing

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Marketing	$92,439	$132,228	$(39,789)	(30)%

Marketing expense decreased $39.8 million in the year ended December 31, 2020 compared to the prior year. The decrease was primarily due to a $41.5 million decrease in spending on marketing programs and events, including decreased spending on television ad campaigns and digital marketing to preserve liquidity in response to the COVID-19 pandemic, partially offset by an increase of $1.7 million in marketing personnel costs as a result of an increase in headcount to support the growth of our business.

General and Administrative

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative	$27,786	$30,506	$(2,720)	(9)%

General and administrative expense decreased $2.7 million for the year ended December 31, 2020 compared to the prior year. This decrease was primarily driven by a $2.6 million decrease in legal and consulting fees as the current year period was impacted by decreased spending on corporate initiatives and projects to preserve liquidity in response to the COVID-19 pandemic, lower expenses for sales tax accruals as the prior year period included accruals of $0.9 million with no corresponding change in the current year period, and lower facility costs of $0.8 million, partially offset by a $1.5 million increase in chargeback costs related to the overall volume increase on our marketplace and increased fraud activity.

Depreciation and Amortization

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Depreciation and amortization	$2,894	$2,056	$838	41%

Depreciation and amortization expense increased $0.8 million for the year ended December 31, 2020 compared to the prior year. The increase was primarily due to an increase in leasehold improvements amortization associated with our new headquarters.

Interest Income

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest income	$569	$1,677	$(1,108)	(66)%

The decrease in interest income is due to the lower balance of our marketable securities and lower interest rates earned from our marketable securities.

Other Expense, Net

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Other expenses, net	$(6,467)	$(366)	$(6,101)	1,667%

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

Provision for Income Taxes

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Provision for income taxes	$447	$174	273	157%

The increase in our provision for income taxes is primarily due to state income taxes.

Liquidity and Capital Resources

As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $581.5 million. Cash equivalents consisted of institutional money market funds, and cash in transit from third-party credit card providers that we receive within approximately three to five business days from the date of the underlying transaction.

As of December 31, 2021, our cash and cash equivalents held by our foreign subsidiaries were not material.

Since our inception, we have most often generated negative cash flows from operations and as of December 31, 2021, we had an accumulated deficit of $221.8 million, and we have financed our operations primarily through private sales of equity securities, payments received through our platform, and the issuance of convertible debt. Proceeds from our IPO in January 2021 will be used to finance our operations. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through the issuance of debt, equity, and equity-linked arrangements.

Consolidated Statements of Cash Flows Data

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$28,572	$86,057	$(5,926)
Investing activities	17,524	37,871	(5,260)
Financing activities	296,462	50,248	889
Effect of foreign exchange rate changes on cash and cash equivalents	78	73	(34)
Net increase (decrease) in cash and cash equivalents	$342,636	$174,249	$(10,331)

Cash Flows from Operating Activities

For the year ended December 31, 2021, cash provided by operating activities was $28.6 million, which consisted of a net loss of $98.3 million, adjusted by non-cash charges of $105.6 million and net cash inflows from the change in net operating assets and liabilities of $21.3 million. The non-cash charges were primarily comprised of the change in fair value of convertible notes of $51.1 million, stock-based compensation of $48.2 million, depreciation and amortization of $3.5 million, and change in fair value of redeemable convertible preferred stock warrant liability of $2.8 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $27.8 million increase in our funds payable to customers as a result of our growth, partially offset by a $10.7 million decrease in our accounts payable attributable to the timing of payments.

For the year ended December 31, 2020, cash provided by operating activities was $86.1 million, which consisted of a net income of $18.8 million, adjusted by non-cash charges of $16.9 million and net cash inflows from the change in net operating assets and liabilities of $50.3 million. The non-cash charges were primarily comprised of stock-based compensation of $8.0 million, change in fair value of convertible notes of $3.8 million, depreciation and amortization of $2.9 million, and change in fair value of redeemable convertible preferred stock warrant liability of $2.3 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $43.3 million increase in our funds payable to customers as a result of our growth, a $10.2 million increase in our accounts payable attributable to the timing of payments, partially offset by a $6.0 million decrease in prepaid expenses and other assets.

For the year ended December 31, 2019, net cash used in operating activities was $5.9 million, which consisted primarily of a net loss of $47.7 million, adjusted by non-cash charges of $11.3 million and net cash inflows from the change in net operating assets and liabilities of $30.5 million. The non-cash charges were primarily comprised of stock-based compensation of $9.7 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $22.3 million increase in our funds payable to customers, an $18.2 million increase in our accrued expenses and other liabilities, partially offset by a $5.8 million decrease in our accounts payable attributable to the timing of payments, and a $4.2 million decrease in prepaid expenses and other assets.

Cash Flows from Investing Activities

For the year ended December 31, 2021, net cash provided by investing activities of $17.5 million, was mainly attributable to the proceeds from the maturities of marketable securities, partially offset by cash paid for acquisition.

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

Cash Flows from Financing Activities

For the year ended December 31, 2021, cash provided by financing activities was $296.5 million, which consisted primarily of net proceeds from our IPO.

For the year ended December 31, 2020, cash provided by financing activities was $50.2 million, consisting primarily of net proceeds of $50.0 million from the issuance of convertible notes.

For the year ended December 31, 2019, cash provided by financing activities was $0.9 million, due to proceeds from the exercise of stock options.

Concentration of Credit Risk

We are subject to concentration of credit risk principally from cash and cash equivalents. We reduce credit risk by placing our cash and cash equivalents with major financial institutions with high credit ratings. No customer accounted for 10% or more of our net revenue for the years ended December 31, 2021, 2020 and 2019.

Contractual Obligations and Commitments

Our principal commitments consist of rental payments under our non-cancelable operating leases and purchase commitments which expire between 2022 and 2025. The following table summarizes our contractual commitments as of December 31, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease commitments	$15,021	$6,045	$8,935	$41	$—
Purchase commitments(1)	3,380	3,380	—	—	—
Total	$18,401	$9,425	$8,935	$41	$—

(1)
Relates to non-cancelable commitments for network and cloud services in the ordinary course of business with varying expiration terms through October 31, 2022.

Convertible Note Financing

In September 2020, we issued the Convertible Notes to certain of our investors in an aggregate principal amount of $50.0 million. The Convertible Notes mature on September 14, 2023. The Convertible Notes do not accrue interest, except during the existence of an event of default related to non-payment of the obligations under the Convertible Notes at maturity or upon acceleration. The Convertible Notes converted into 1,400,560 shares of our Class A common stock in connection with our IPO. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more information.

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

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

We recognize revenue when we satisfy our performance obligations. We consider both sellers and buyers to be customers. We generate revenue from sellers for fees earned when sellers sell items they have listed on our social marketplace to buyers. We generate revenue from buyers for fees earned when they purchase shipping labels used for delivery of the items purchased. We periodically reassess our revenue recognition policies as new offerings become material and business models evolve. We recognize revenue net of estimated returns and cancellations based on our historical experience. Transactions may be cancelled by a buyer or seller in certain circumstances. In 2021, 2020 and 2019, cancellations were 15%, 14% and 12%, respectively, of GMV, including returns which were 2%, 2% and 2%, respectively, of GMV.

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

RSUs granted prior to the occurrence of a Qualified IPO vest upon the satisfaction of both time-based service and performance-based conditions. The time-based vesting condition for the majority of these awards is satisfied over four years. The performance-based vesting condition is satisfied upon the occurrence of a qualifying event, which is generally defined as a change in control transaction or the effective date of a Qualified IPO. Through December 31, 2020, no stock-based compensation expense had been recognized for RSUs with a liquidity event performance condition, as such qualifying event was not probable. Upon the completion of Company's IPO, the liquidity event performance condition was met. Accordingly, upon the effectiveness of the IPO, the Company recognized cumulative stock-based compensation expense determined using the grant-date fair values and the accelerated attribution method. The remaining stock-based compensation related to these awards will be recognized over the remaining time-based service over the remaining requisite service period using the accelerated attribution method. RSUs granted after the date of the Qualified IPO only include a time-based service condition. Accordingly, these awards will be measured using the grant date fair values and will be amortized on a straight-line basis over the requisite service period. The requisite service period for is generally four years from the date of grant. Forfeitures for all stock-based awards are recognized as they occur.

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

The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted during each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
Expected dividend yield	—	—	—
Expected volatility	52.0%	51.8%	39.7% - 46.2%
Risk-free interest rate	0.5%	0.5%	1.7% - 2.6%
Expected term (in years)	5.5	6.1	5.4 - 6.1

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

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Interest Rate Risk

As of December 31, 2021, we had cash and cash equivalents of $581.5 million, which consisted primarily of cash held in one high-credit quality financial institution within the United States, cash in transit from third-party credit card providers, and institutional money market funds, which each carry a degree of interest rate risk. Changes in interest rates affect the interest income we earn on our cash and cash equivalents, and the fair value of our cash equivalents. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations as of December 31, 2021.

Foreign Currency Exchange Risk

Our revenue is denominated in U.S. dollars. Our expenses are primarily denominated in U.S. dollars, except for our non-U.S. operations, which are denominated in the local currency. As our operations in countries outside of the

United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates. To date, these fluctuations have not been material. As exchange rates vary, our operating loss may differ from expectations. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results as of December 31, 2021.

Item 8. Financial Statements and Supplementary Data.

Please refer to the Financial Statements and Notes to Financial Statements in this Annual Report on Form 10-K which is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under the Exchange Act, means disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation and because of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level. In light of this fact, the Company has performed additional reconciliations and other post-closing procedures related to this material weakness and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP due to the material weakness described below.

During the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective controls over the completeness and accuracy of third-party data used to calculate and record chargebacks. This material weakness resulted in a revision to our consolidated financial statements for the years ended December 31, 2020 and 2019 and each of the interim periods during the year ended December 31, 2021. Additionally, this material weakness could result in misstatements of the accounts included in Note 3, “Prior Periods’ Financial Statement Revisions” or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Remediation Plans

To address our material weakness, we will design new procedures to obtain completeness and accuracy of third-party data used to calculate and record chargebacks. We will not be able to fully remediate this material weakness until this step has been completed and the controls have been operating effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designated and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(b) On March 25, 2022, John Marren provided notice of his decision to resign from the Board of Directors (the “Board”) of Poshmark, Inc. (the “Company”), effective as of such date. Mr. Marren’s resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Mr. Marren served as an independent director of the Company and as a member of its Audit Committee of the Board (the “Audit Committee”). The Board has appointed Ebony Beckwith, an independent director, to the Audit Committee to fill the vacancy created by the resignation of Mr. Marren.

Mr. Marren served as an independent director of the Company and as a member of its Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”). The Board has appointed Ms. Beckwith, an independent director, to the Nominating and Corporate Governance Committee to fill the vacancy created by the resignation of Mr. Marren.

(d) As previously reported on a Current Report on Form 8-K filed by the Company on August 6, 2021, the Board appointed Ebony Beckwith as a Class II director, effective immediately. At the time of the appointment, no determination had been made regarding the committees of the Board on which Ms. Beckwith would serve. On March 28, 2022, the Board appointed Ms. Beckwith to the Audit Committee and the Nominating and Corporate Governance Committee of the Board, effective as of that date.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors. Our code of business conduct and ethics is available on our investor relations website at https://investors.poshmark.com/governance/governance-documents. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

(3)
Exhibits.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Form of Amended and Restated Certificate of Incorporation of Poshmark, Inc., as currently in effect.	S-1	333-251427	3.2	1/6/2021
3.2	Form of Amended and Restated Bylaws of Poshmark, Inc., as currently in effect.	S-1	333-251427	3.4	1/6/2021
4.1	Form of Class A Common Stock Certificate of Poshmark, Inc.	S-1	333-251427	4.1	1/6/2021
4.2	Amended and Restated Investor Rights Agreement, dated October 20, 2017, by and among Poshmark, Inc. and certain of its stockholders	S-1	333-251427	4.2	12/27/2020
4.3	Description of Securities.	10-K	001-39848	4.3	3/23/2021
10.1	Form of Indemnification Agreement between Poshmark, Inc. and each of its directors.	S-1	333-251427	10.1	12/27/2020
10.2*	2011 Stock Option and Grant Plan, as amended, and forms of agreements thereunder.	S-1	333-251427	10.2	1/6/2021
10.3*	2021 Stock Option and Incentive Plan, and forms of agreements thereunder.	S-1	333-251427	10.3	1/6/2021
10.4*	2021 Employee Stock Purchase Plan.	S-1	333-251427	10.4	1/6/2021
10.5*	Senior Executive Cash Incentive Bonus Plan.	S-1	333-251427	10.5	12/27/2020
10.6*	Executive Severance Plan.	S-1	333-251427	10.6	12/27/2020
10.7*	Non-Employee Director Compensation Policy.	S-1	333-251427	10.7	12/27/2020
10.8*	Rules and Conditions for the Non-Employee Directors’ Deferred Compensation Program.	S-1	333-251427	10.8	12/27/2020
10.9*	Offer Letter, dated September 19, 2016, between Poshmark, Inc. and Kapil Agrawal.	10-Q	001-39848	10.1	8/12/2021
10.10*	Separation Agreement, dated August 13, 2021, between Poshmark, Inc. and Ananthram Kashyap.	8-K	001-39848	10.1	8/16/2021
10.11*	Consulting Agreement, dated August 13, 2021, between Poshmark, Inc. and Ananthram Kashyap.	8-K	001-39848	10.2	8/16/2021
10.12*	Offer Letter, dated November 12, 2021, between Poshmark, Inc. and Rodrigo Brumana Moreira.	8-K	001-39848	10.1	11/16/2021
10.13	Office Lease Agreement, dated August 9, 2018, by and between Poshmark, Inc. and The Towers @ Shores Center, as amended January 15, 2019, and as further amended February 5, 2019.	S-1	333-251427	10.10	12/27/2020
10.14	Senior Unsecured Convertible Note Purchase Agreement, dated September 15, 2020, by and among Poshmark, Inc. and certain investors of Poshmark, Inc., and the form of Senior Unsecured Convertible Promissory Note thereunder.	S-1	333-251427	10.11	12/27/2020
21.1	Subsidiaries of Poshmark, Inc.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
*	Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Poshmark, Inc.

Date: March 30, 2022	By:	/s/ Rodrigo Brumana
Rodrigo Brumana
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Manish Chandra	Co-Founder, President, Chief Executive Officer, and Chairman of the Board	March 30, 2022
Manish Chandra

/s/ Rodrigo Brumana	Chief Financial Officer	March 30, 2022
Rodrigo Brumana

/s/ John McDonald	Chief Operating Officer	March 30, 2022
John McDonald

/s/ Navin Chaddha	Lead Independent Director	March 30, 2022
Navin Chaddha

/s/ Ebony Beckwith	Director	March 30, 2022
Ebony Beckwith

/s/ Jeff Epstein	Director	March 30, 2022
Jeff Epstein

/s/ Jenny Ming	Director	March 30, 2022
Jenny Ming

/s/ Hans Tung	Director	March 30, 2022
Hans Tung

/s/ Serena J. Williams	Director	March 30, 2022
Serena J. Williams

Item 8. Financial Statements and Supplementary Data.

Poshmark, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	75

Consolidated Balance Sheets as of December 31, 2021 and 2020	76

Consolidated Statements of Operations for the Years ended December 31, 2021, 2020 and 2019	77

Consolidated Statements of Comprehensive (Loss) Income	78

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the Years ended December 31, 2021, 2020 and 2019	79

Consolidated Statements of Cash Flows for the Years ended December 31, 2021, 2020 and 2019	80

Notes to Consolidated Financial Statements	81

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Poshmark, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Poshmark, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive (loss) income, of redeemable convertible preferred stock and stockholders' (deficit) equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 30, 2022

We have served as the Company’s auditor since 2018.

Poshmark, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$581,538	$238,902
Marketable securities	—	26,238
Prepaid expenses and other current assets	9,737	7,905
Total current assets	591,275	273,045
Property and equipment, net	7,376	8,447
Intangible assets, net	1,360	—
Goodwill	7,012	—
Other assets	1,650	7,010
Total assets	$608,673	$288,502
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,595	$12,317
Funds payable to customers	145,290	117,512
Accrued expenses and other current liabilities	40,922	35,539
Total current liabilities	187,807	165,368
Redeemable convertible preferred stock warrant liability	—	3,494
Long-term portion of deferred rent and other liabilities	3,247	4,823
Convertible notes	—	55,421
Total liabilities	191,054	229,106
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.0001 par value; 52,372,222 and zero shares authorized as of December 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of zero and $159,704 as of December 31, 2021 and December 31, 2020, respectively; zero and 52,286,631 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	156,175
Stockholders’ equity (deficit)
Preferred Stock, $0.0001 par value, 100,000,000 and zero shares authorized as of December 31, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, zero and 79,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; zero and 13,093,065 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	1
Class A and Class B common stock, $0.0001 par value; 5,000,000,000 and zero Class A shares authorized as of December 31, 2021 and December 31, 2020, respectively; 52,503,819 and zero Class A shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively; 700,000,000 and zero Class B shares authorized as of December 31, 2021 and December 31, 2020, respectively; 24,777,228 and zero Class B shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	8	—
Additional paid-in capital	641,974	28,300
Treasury stock, at cost (50,595 shares at December 31, 2021 and zero shares at December 31, 2020)	(2,651)	—
Accumulated deficit	(221,835)	(123,506)
Accumulated other comprehensive income (loss)	123	(1,574)
Total stockholders’ equity (deficit)	417,619	(96,779)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$608,673	$288,502

The accompanying notes are an integral part of these consolidated financial statements.

Poshmark, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenue	$326,009	$261,601	$204,983
Costs and expenses:
Cost of net revenue, exclusive of depreciation and amortization	51,858	43,507	34,142
Operations and support	56,719	39,759	29,879
Research and development	58,705	30,025	25,033
Marketing	142,689	92,439	132,228
General and administrative	56,994	27,786	30,506
Depreciation and amortization	3,469	2,894	2,056
Total costs and expenses	370,434	236,410	253,844
(Loss) income from operations	(44,425)	25,191	(48,861)
Interest income	224	569	1,677
Other expense, net
Change in fair value of redeemable convertible preferred stock warrant liability	(2,816)	(2,273)	(475)
Change in fair value of convertible notes	(49,481)	(3,801)	—
Loss on extinguishment of convertible notes	(1,620)	—	—
Change in fair value of contingent consideration	(83)	—	—
Other, net	(262)	(393)	109
	(54,262)	(6,467)	(366)
(Loss) income before (benefit) provision for income taxes	(98,463)	19,293	(47,550)
(Benefit) provision for income taxes	(134)	447	174
Net (loss) income	$(98,329)	$18,846	$(47,724)
Undistributed earnings attributable to participating securities	—	(12,776)	—
Net (loss) income attributable to common stockholders	$(98,329)	$6,070	$(47,724)
Net (loss) income per share attributable to common stockholders, basic	$(1.35)	$0.48	$(3.93)
Net (loss) income per share attributable to common stockholders, diluted	$(1.35)	$0.33	$(3.93)
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders, basic	73,009	12,550	12,151
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders, diluted	73,009	18,323	12,151

The accompanying notes are an integral part of these consolidated financial statements.

Poshmark, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(98,329)	$18,846	$(47,724)
Other comprehensive income (loss):
Reclassification upon extinguishment of the fair value of the convertible notes related to instrument-specific credit risk	1,620	—	—
Change in fair value of the convertible notes related to instrument-specific credit risk	—	(1,620)	—
Change in foreign currency translation adjustment	78	73	(28)
Change in unrealized (losses) gains on marketable securities, net of tax	(1)	(38)	52
Total other comprehensive income (loss)	1,697	(1,585)	24
Comprehensive (loss) income	$(96,632)	$17,261	$(47,700)

The accompanying notes are an integral part of these consolidated financial statements.

Poshmark, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Loss) Income	(Deficit) Equity
Balance as of December 31, 2018	52,286,631	$156,175	11,456,880	$1	$7,899	$—	$(94,628)	$(13)	$(86,741)
Issuance of common stock upon exercise of stock options	—	—	885,266	—	889	—	—	—	889
Stock-based compensation	—	—	—	—	9,767	—	—	—	9,767
Other comprehensive income	—	—	—	—	—	—	—	24	24
Net loss attributable to common stockholders	—	—	—	—	—	—	(47,724)	—	(47,724)
Balance as of December 31, 2019	52,286,631	156,175	12,342,146	1	18,555	—	(142,352)	11	(123,785)
Issuance of common stock upon exercise of stock options	—	—	750,919	—	1,705	—	—	—	1,705
Stock-based compensation					8,040	—			8,040
Other comprehensive loss	—	—	—	—	—	—	—	(1,585)	(1,585)
Net income attributable to common stockholders	—	—	—	—	—	—	18,846	—	18,846
Balance as of December 31, 2020	52,286,631	156,175	13,093,065	1	28,300	—	(123,506)	(1,574)	(96,779)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,286,631)	(156,175)	52,286,631	6	156,169	—	—	—	156,175
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	—	—	7,590,000	1	292,234	—	—	—	292,235
Conversion of convertible notes to common stock upon initial public offering	—	—	1,400,560	—	104,902	—	—	—	104,902
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	6,310	—	—	—	6,310
Exercise of common stock warrants	—	—	85,583	—	100	—	—	—	100
Issuance of common stock upon vesting of restricted stock units	—	—	951,456	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(50,595)		—	(2,651)	—	—	(2,651)
Issuance of common stock upon exercise of stock options	—	—	1,924,347	—	5,321	—	—	—	5,321
Stock-based compensation	—	—	—	—	48,638	—	—	—	48,638
Other comprehensive loss	—	—	—	—	—	—	—	1,697	1,697
Net loss attributable to common stockholders	—	—	—	—	—	—	(98,329)	—	(98,329)
Balance as of December 31, 2021	—	$—	77,281,047	$8	$641,974	$(2,651)	$(221,835)	$123	$417,619

The accompanying notes are an integral part of these consolidated financial statements.

Poshmark, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(98,329)	$18,846	$(47,724)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,469	2,894	2,056
Stock-based compensation	48,239	7,959	9,687
Change in fair value of redeemable convertible preferred stock warrant liability	2,816	2,273	475
Change in fair value of convertible notes	49,481	3,801	—
Loss on extinguishment of convertible notes	1,620	—	—
Change in fair value of contingent consideration	83	—	—
Accretion of discounts and amortization of premiums on marketable securities, net	237	(66)	(1,008)
Deferred income taxes	(376)	—	—
Other	41	50	135
Changes in operating assets and liabilities, net of impact of acquisition:
Prepaid expenses and other assets	2,071	(5,985)	(4,185)
Accounts payable	(10,722)	10,161	(5,776)
Funds payable to customers	27,778	43,264	22,264
Accrued expenses and other liabilities	2,164	2,860	18,150
Net cash provided by (used in) operating activities	28,572	86,057	(5,926)
Cash flows from investing activities
Purchases of property and equipment	(1,900)	(1,465)	(4,190)
Purchases of marketable securities	—	(67,929)	(92,655)
Maturities of marketable securities	26,000	80,057	91,585
Sales of marketable securities	—	27,208	—
Cash paid for acquisition, net of cash acquired, and purchases of intangible assets	(6,576)	—	—
Net cash provided by (used in) investing activities	17,524	37,871	(5,260)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions and offering costs	293,692	—	—
Proceeds from exercise of common stock warrants	100	—	—
Tax withholding related to vesting of restricted stock units	(2,651)	—	—
Proceeds from exercise of stock options	5,321	1,705	889
Deferred offering costs paid	—	(1,457)	—
Proceeds from borrowing on convertible notes	—	50,000	—
Net cash provided by financing activities	296,462	50,248	889
Effect of foreign exchange rate changes on cash and cash equivalents	78	73	(34)
Net increase (decrease) in cash and cash equivalents	342,636	174,249	(10,331)
Cash and cash equivalents
Beginning of year	238,902	64,653	74,984
End of year	$581,538	$238,902	$64,653
Supplemental cash flow data
Cash paid for income taxes	$378	$14	$9
Stock-based compensation capitalized to internal use software	399	81	80
Deferred offering costs included in accounts payable and accrued expenses and other accrued liabilities	182	1,749	—
Landlord funded leasehold incentives	—	—	5,658
Conversion of convertible notes upon initial public offering	104,902	—	—
Conversion of redeemable convertible preferred stock upon initial public offering	156,175	—	—
Reclassification of redeemable convertible preferred stock warrant liability upon initial public offering	6,310	—	—

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred cumulative net losses. During the year ended December 31, 2021, the Company generated net loss of $98.3 million. At December 31, 2021, the Company had an accumulated deficit of $221.8 million. The Company has historically financed its operations primarily through the issuance and sale of redeemable convertible preferred stock and through the issuance of convertible debt. While the Company believes that its current cash and cash equivalents are adequate to meet its needs for a one-year period from the date these consolidated financial statements are issued, the Company may need to borrow funds or raise additional equity to achieve its longer-term business objectives.

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

Upon completion of the IPO, $4.2 million of deferred offering costs were reclassified into additional paid-in capital and accounted for as a reduction of the IPO proceeds in the consolidated balance sheets.

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

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

For the foreign subsidiaries where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses have not been material for all periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include the fair value of financial instruments, capitalization and estimated useful life of internal-use software, allowance for expected chargeback losses, estimates related to credits, incentives and refunds issued to customers, valuation of the convertible notes, valuation of the redeemable convertible preferred stock warrant liability, valuation of the earnout milestones, stock-based compensation, valuation of the Company’s common stock during periods prior to the Company's IPO, and valuation of deferred income tax assets and the uncertain tax position. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the consolidated financial statements will be affected.

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

Segment Information

The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM). The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it has one operating segment.

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

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

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

	Year Ended December 31,
	2021	2020	2019
Reduction to net revenue	$9,394	$6,626	$4,748
Operations and support	7,047	6,574	5,020
Marketing	8,739	7,700	7,421
	$25,180	$20,900	$17,189

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

Advertising costs are expensed as incurred or the first time the advertisement takes place. Advertising expenses were $113.2 million, $73.7 million and $114.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in checking and savings accounts as well as investments in money market funds and commercial paper with maturities of ninety days or less. The Company considers all highly-liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents as these are readily convertible to known amounts of cash and so near their maturity that they present an insignificant risk of changes in the value. Amounts receivable from credit card processors of approximately $8.5 million and $6.9 million as of December 31, 2021 and December 31, 2020, respectively, are also considered cash equivalents because they are both short-term and highly-liquid in nature and are typically converted to cash approximately three to five business days from the date of the underlying transaction.

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

The Company periodically evaluates its investments for impairment due to declines in market value considered to be “other-than-temporary.” This evaluation consists of several qualitative and quantitative factors, including the Company’s ability and intent to hold the investment until a forecasted recovery occurs, as well as any decline in the investment quality of the security and the severity and duration of the unrealized loss. In the event of a determination that a decline in market value is other-than-temporary, the Company will recognize an impairment loss, and a new cost basis in the investment will be established. During the years ended December 31, 2021, 2020 and 2019, the Company has not recorded any impairment losses related to its marketable securities.

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

Business Combinations

In accordance with the guidance for business combinations, the Company determines whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. The Company accounts for business combinations using the acquisition method of accounting. If the assets acquired are not a business, the Company accounts for the transaction as an asset acquisition. Under both methods, the purchase price is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition.

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates of future revenue and operating expenses and discount rates. The Company estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. The Company estimates associated with the accounting for business combinations may change as additional information becomes available regarding the assets acquired and liabilities assumed. Any change in facts and circumstances that existed as of the acquisition date that impacts the Company's preliminary estimates is recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or the Company's final determination of the fair value of assets acquired and liabilities assumed, whichever is earlier, the adjustments will affect the Company's results of operations.

Acquisition-related expenses incurred by the Company in a business combination are not included as a component of consideration transferred, but are accounted for as an operating expense in the period in which the costs are incurred.

Goodwill

Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. The Company performs its annual

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

goodwill impairment test during the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. The Company’s operations are organized as one reporting unit.

In testing for a potential impairment of goodwill, the Company first performs a qualitative assessment of its reporting unit to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. If, however, the carrying amount of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill allocated to the reporting unit.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, comprised primarily of property and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of these assets is measured by comparing the carrying amounts to the future undiscounted cash flows these assets are expected to generate. If the total of the future undiscounted cash flows are less than the carrying amount of an asset, an impairment charge is recorded for the amount by which the carrying amount of the asset exceeds the fair value. The Company has determined that there were no events or changes in circumstances that indicated its long-lived assets were impaired during the years ended December 31, 2021, 2020 and 2019.

Redeemable Convertible Preferred Stock Warrant Liability

Freestanding warrants to purchase shares of redeemable convertible preferred stock are classified as liabilities on the consolidated balance sheets at their estimated fair value because the underlying shares of redeemable convertible preferred stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. Warrants to purchase shares of redeemable convertible preferred stock are recorded at fair value upon issuance and remeasured to fair value at each reporting period through other expense, net in the consolidated statements of operations. The redeemable convertible preferred stock warrant liability will continue to be adjusted for changes in fair value until the earlier of the expiration or exercise of the warrants. In the event that the warrants become warrants on common stock, the Company will reassess the warrants to determine if they are eligible for equity classification and no further remeasurement to fair value is required. Upon the closing of an underwritten public offering of common stock under the Securities Act of 1933 in which the valuation of the common stock immediately prior to such offering is equal to (x) the quotient of (a) at least $1.1 billion, divided by (b) the total number of shares of common stock outstanding on a fully diluted basis, and (y) the gross proceeds to the Company are not less than $120 million, or upon approval of holders of a majority of the outstanding redeemable convertible preferred stock, or upon approval of holders of a majority of the outstanding redeemable convertible preferred stock (Qualified IPO), the warrants become exercisable for shares of common stock and the Company will reassess the classification of the warrants to determine whether they will be eligible to be reclassified into additional paid-in capital. Upon the closing of the Company's IPO, all of the Company's outstanding warrants to purchase shares of redeemable convertible preferred stock were automatically exercised into warrants to purchase Class B common stock.

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

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

The carrying value of cash equivalents, accounts payable, funds payable to customers, accrued expenses and other current liabilities approximate their fair value due to their short period of receipt of payment and expected settlement. Refer to Note 4 for information regarding the fair value of the Company’s marketable securities and contingent consideration liability.

Prior to the closing of the Company’s IPO, the fair value of the redeemable convertible preferred stock warrant liability was estimated using a hybrid between a probability-weighted expected return method (PWERM) and option pricing model (OPM), estimating the probability weighted value across multiple scenarios, while using an OPM to estimate the allocation of value within one or more of these scenarios. The significant unobservable inputs into the valuation model used to estimate the fair value of the redeemable convertible preferred stock warrants include the timing of potential events, such as a Qualified IPO and other liquidity events and their probability of occurring, the selection of guideline public company multiples, a discount for the lack of marketability of the preferred and common stock, the projected future cash flows, and the discount rate used to calculate the present-value of the estimated equity value allocated to each share class.

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

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

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

Deferred Offering Costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to anticipated equity offerings, are capitalized as non-current assets and will be offset against proceeds upon the consummation of the offerings within stockholders’ deficit. In the event an anticipated offering is terminated or significantly delayed, deferred offering costs will be immediately expensed as part of general and administrative expenses. As of December 31, 2020, there was $3.2 million of capitalized deferred offering costs included in other assets on the consolidated balance sheet. There were no capitalized deferred offering costs recorded as of December 31, 2021.

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

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

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

No customer accounted for 10% or more of the Company’s net revenue as of and during the years ended December 31, 2021, 2020 and 2019.

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

The holders of redeemable convertible preferred stock are entitled to participate in noncumulative dividends on common stock at the rate of 8% of the applicable original issue price per share per annum based on the number of shares of common stock held on an as-converted basis. No dividends on redeemable convertible preferred stock or

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

common stock have been declared by the Company’s board of directors for the year ended December 31, 2021. In accordance with ASC 260, Earnings Per Share, undistributed earnings allocated to holders of redeemable convertible preferred stock are subtracted from net income in determining net income attributable to common stockholders. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders because potentially dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive.

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

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. The Company adopted this new standard on January 1, 2021, on a prospective basis, which did not have a material impact on the Company's consolidated financial statements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. Effective on January 1, 2020, the Company adopted this standard, which did not have a material impact on the Company's consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of operations as the costs related to the hosting fees. The Company adopted this new standard on January 1, 2021 on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This amended guidance is intended to remove certain exceptions to the general principles in current U.S. GAAP, simplify areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The Company early adopted the new standard effective January 1, 2021 on a prospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and since that date, has issued several ASUs to further clarify certain aspects of ASU 2016-02 and provide entities with practical expedients that may be elected upon adoption. This standard requires lessees to recognize all leases, including operating leases, on the balance

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

sheet as a right-of-use (ROU) asset and lease liability, unless the lease is a short-term lease. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements – Leases (Topic 842). This update provides an alternative transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. In June 2020, the FASB issued ASU 2020-05, deferring the effective date for one year for all other entities. The Company will adopt this standard using the alternative transition method on January 1, 2022 and record approximately $9.2 million right-of-use assets and a $14.5 million lease liability on its consolidated balance sheet. As of January 1, 2022, approximately $2.6 million of deferred rent and $2.7 million related to tenant improvement will be derecognized upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard amended guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses will be presented as an allowance rather than as a write-down. In November 2019, the FASB issued ASU 2019-10, amending the effective dates. The Company will adopt this standard on January 1, 2022. The adoption of this standard is not expected to have a material impact on its consolidated financial statements and related disclosures.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. This new standard will be effective on a prospective basis for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements and related disclosures.

3.
Revision of Prior Periods' Financial Statement

As a result of misstatements identified by the Company during 2021, the Company is revising its previously issued financial statements as of December 31, 2020 and for the years ended December 31, 2020 and 2019.

During the fourth quarter of 2021, the Company identified prior period errors related to its calculation and recording of chargebacks from one of its payment processors which resulted in an overstatement of general and administrative expenses by $1.8 million and $1.0 million in 2020 and 2019, respectively. The corresponding impact was an understatement of cash and cash equivalents and an overstatement of accrued expenses and other current liabilities. The Company recorded less than a $0.1 million adjustment to the accumulated deficit at January 1, 2019 to correct for errors that originated prior to 2019.

The Company evaluated the effect of these errors on prior periods under the guidance of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) Topic 1.M, Materiality, codified in ASC 250, Accounting Changes and Error Corrections, and concluded that the misstatements were not material to the prior annual or interim periods. However, the Company has determined it appropriate to revise its accompanying 2020 and 2019 consolidated financial statements to correct for these misstatements. In connection with such revision, the Company is also correcting for other immaterial misstatements, primarily related to the recording of income taxes and misclassification of marketing expenses and net revenue.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

The accompanying notes to the consolidated financial statements reflect the impact of this revision. The Company has also reflected the impact of the revision in the applicable unaudited quarterly financial results presented in Note 18 “Unaudited Quarterly Data”.

The following tables present the effect of the correction of the misstatements and the resulting revision on the Consolidated Statements of Operations and Comprehensive Income (Loss):

	Year Ended December 31, 2020
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net revenue	$262,077	$(476)	$261,601
Marketing	92,915	(476)	92,439
General and administrative	29,577	(1,791)	27,786
Total costs and expenses	238,677	(2,267)	236,410
Income from operations	23,400	1,791	25,191
Income before provision for income taxes	17,502	1,791	19,293
Provision for income taxes	657	(210)	447
Net income	16,845	2,001	18,846
Comprehensive income	15,260	2,001	17,261
Net income per share attributable to common stockholders, basic	$0.32	$0.16	$0.48
Net income per share attributable to common stockholders, diluted	$0.22	$0.11	$0.33

	Year Ended December 31, 2019
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net revenue	$205,225	$(242)	$204,983
Marketing	132,470	(242)	132,228
General and administrative	31,474	(968)	30,506
Total costs and expenses	255,054	(1,210)	253,844
Loss from operations	(49,829)	968	(48,861)
Loss before provision for income taxes	(48,518)	968	(47,550)
Net loss	(48,692)	968	(47,724)
Comprehensive loss	(48,668)	968	(47,700)
Net loss per share attributable to common stockholders, basic and diluted	$(4.01)	$0.08	$(3.93)

The following table presents the effect of the correction of the misstatements on the Consolidated Balance Sheet as of December 31, 2020 (in thousands):

	As of December 31, 2020
	As Previously Reported	Adjustments	As Revised
Cash and cash equivalents	$235,834	$3,068	$238,902
Total current assets	269,977	3,068	273,045
Total assets	285,434	3,068	288,502
Funds payable to customers	117,127	385	117,512
Accrued expenses and other current liabilities	35,859	(320)	35,539
Total current liabilities	165,303	65	165,368
Total liabilities	229,041	65	229,106
Accumulated deficit	(126,509)	3,003	(123,506)
Total stockholders’ deficit	(99,782)	3,003	(96,779)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	285,434	3,068	288,502

The following table presents the effect of the correction of the misstatements on the Consolidated Statements of Stockholders’ Equity (Deficit) (in thousands):

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

	As Previously Reported	Adjustments	As Revised
As of January 1, 2019
Accumulated deficit	$(94,662)	$34	$(94,628)
Total stockholders' deficit	(86,775)	34	$(86,741)
As of and for the year ended December 31, 2019
Net loss attributable to common stockholders	(48,692)	968	(47,724)
Accumulated deficit	(143,354)	1,002	(142,352)
Total stockholders' deficit	(124,787)	1,002	(123,785)
As of and for the year ended December 31, 2020
Net income attributable to common stockholders	16,845	2,001	18,846
Accumulated deficit	(126,509)	3,003	(123,506)
Total stockholders' deficit	(99,782)	3,003	(96,779)

The following tables present the effect of the correction of the misstatements on the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31, 2020
	As Previously Reported	Adjustments	As Revised
Net income	$16,845	$2,001	$18,846
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	3,128	(268)	2,860
Net cash provided by operating activities	84,324	1,733	86,057
Cash and cash equivalents:
Beginning of year	63,318	1,335	64,653
End of year	235,834	3,068	238,902

	Year Ended December 31, 2019
	As Previously Reported	Adjustments	As Revised
Net loss	$(48,692)	$968	$(47,724)
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	18,301	(151)	18,150
Net cash used in operating activities	(6,743)	817	(5,926)
Cash and cash equivalents:
Beginning of year	74,466	518	74,984
End of year	63,318	1,335	64,653

4.
Supplemental Financial Statement Information

Cash Equivalents and Marketable Securities

The following tables summarize the cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value of the cash equivalents and marketable securities as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
		Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Cash equivalents(1)
Money market funds	$309,283	$—	$—	$309,283
Total	$309,283	$—	$—	$309,283

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

(1)
Included in cash and cash equivalents on the consolidated balance sheet as of December 31, 2021.

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

The weighted-average remaining maturity of the marketable securities was less than one year and no individual security incurred continuous unrealized losses for greater than twelve months as of December 31, 2020 . There are no marketable securities held as of December 31, 2021.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31, 2021	December 31, 2020
Computer equipment and software	$1,937	$1,254
Developed website and software	5,876	4,381
Furniture and fixtures	1,433	1,430
Leasehold improvements and incentives	7,287	7,277
Total property and equipment, gross	16,533	14,342
Less accumulated depreciation	(9,157)	(5,895)
Property and equipment, net	$7,376	$8,447

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates indicated (in thousands):

	December 31, 2021	December 31, 2020
Accrued advertising	$10,176	$8,489
Accrued sales tax	8,090	8,073
Accrued compensation and benefits	8,369	6,842
Contingent consideration	1,619	—
Other accrued and other current liabilities	12,668	12,135
Accrued expenses and other current liabilities	$40,922	$35,539

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

5.
Fair Value Measurements

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$309,283	$—	$—	$309,283
Total	$309,283	$—	$—	$309,283
Liabilities
Contingent consideration(2)	$—	$—	$1,619	$1,619
Total	$—	$—	$1,619	$1,619

(1)
Included in cash and cash equivalents on the consolidated balance sheet as of December 31, 2021.

(2)
The fair value of contingent consideration was estimated using a Monte Carlo simulation and was based on significant inputs not observable in the market, thus classified as a Level 3 instrument. The inputs include the projected financial results of Suede One, Inc., historical volatility of the Company's and similar publicly traded peer companies' stock price and risk-free interest rate. See Note 6 (Business Combination).

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

(1)
Included in cash and cash equivalents on the consolidated balance sheet as of December 31, 2020.

The following table represents the change in the contingent consideration (in thousands):

Level 3
Balance as of December 31, 2020	$—
Acquisition date fair value measurement	1,536
Change in fair value	83
Balance as of December 31, 2021	$1,619

For the year ended December 31, 2021, the Company recorded a loss of $0.1 million due to the change in fair value of the contingent consideration. The change in fair value of the contingent consideration during the period was primarily driven by the increase in the likelihood of achieving the earnout milestones. Losses as a result of the changes in the fair value of the contingent consideration are included in other expense, net, in the accompanying consolidated statements of operations.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the years ended December 31, 2021 and 2020.

6.
Commitments and Contingencies

Operating Leases

As of December 31, 2021, the Company’s future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

2022	$6,045
2023	6,105
2024	2,830
2025	41
Total minimum lease payments	$15,021

For the years ended December 31, 2021, 2020 and 2019, rent expense was $4.0 million, $3.9 million and $3.3 million, respectively.

The Company has entered into various non-cancelable operating lease agreements for certain offices with contractual lease periods expiring between 2022 and 2025. Under the terms of certain leases, the Company is committed to pay for certain taxes, insurance, maintenance and management expenses. Certain of these arrangements have free rent periods or escalating rent payment provisions, and the Company recognizes rent expense under such arrangements on a straight-line basis.

Purchase Commitments

As of December 31, 2021, the Company has non-cancelable contractual commitments of $3.4 million for network and cloud services in the ordinary course of business with varying expiration terms through October 31, 2022.

Litigation and Loss Contingencies

From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax and other matters. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. The Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. Accordingly, the Company has not recorded any accrual for claims as of December 31, 2021 and 2020. The Company expenses legal fees in the period in which they are incurred.

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

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

7.
Business Combination

On October 12, 2021, the Company completed the acquisition of Suede One, Inc., a New York City-based sneaker authentication platform that combines machine learning, computer vision, and human review to conduct virtual authentication. Total cash consideration related to the acquisition was $6.6 million. The Company also agreed to pay up to an additional $2.5 million in cash upon certain earnout conditions being met. The estimated fair value of these earnout payments was determined based on management’s estimate of fair value using a Monte Carlo simulation model, which uses Level 3 inputs for fair value measurements. The acquisition date fair value of this contingent consideration liability was $1.6 million and is included as a component of the purchase price. Pro forma and revenue and earnings post-acquisition are not presented because the impacts are not material to the Company’s consolidated financial statements.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. The Company recognized intangible assets of $1.3 million for developed technology and $0.2 million for customer relationships, which will be amortized over three years and one year, respectively. Goodwill arising from the acquisition is not deductible for tax purposes.

Subsequent to the acquisition, the Company recorded a $0.4 million tax benefit related to the release of the valuation allowance on its net deferred tax assets.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed of Suede One, Inc. (in thousands):

Acquiree	Purchase Consideration	Net Tangible Assets Acquired/ (liabilities assumed)	Purchased Intangible Assets	Goodwill
Suede One, Inc.	$8,116	$(396)	$1,500	$7,012

8.
Goodwill and Intangible Assets

Goodwill, which is not subject to amortization, totaled $7.0 million as of December 31, 2021. The Company completed a qualitative analysis during the fourth quarter of 2021. Based on the qualitative analyses performed, the Company determined that it was not more likely than not that goodwill was impaired and therefore determined that a quantitative analysis was not required. The Company did not recognize any goodwill impairments during the year ended December 31, 2021.

Intangible assets consist of developed technology and customer relationships in business combination. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

At December 31, 2021, the carrying values of intangible assets are as follows (in thousands):

	December 31, 2021
	Gross book value	Accumulated amortization	Net book value
Developed technology	$1,300	$(96)	$1,204
Customer relationships	200	(44)	156
Intangible assets, net	$1,500	$(140)	$1,360

Developed technology and customer relationships have remaining useful lives of 2.8 years and 0.8 year, respectively. Amortization expense of intangible assets for the year ended December 31, 2021 was $0.1 million. The Company did not recognize any intangible asset impairment losses in the year ended December 31, 2021.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

As of December 31, 2021, the Company estimates future amortization expense of intangible assets as follows (in thousands):

2022	$589
2023	433
2024	338
2025 and thereafter	—
Total amortization expense	$1,360

9.
Redeemable Convertible Preferred Stock

Upon the closing of the Company’s IPO on January 19, 2021, all outstanding redeemable convertible preferred stock converted into shares of common stock. As of December 31, 2021, there are no holders of the Company’s preferred stock.

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

Dividends

The holders of Series A, B, B-1, C, C-1 and D redeemable convertible preferred stock are entitled to receive noncumulative dividends at the per annum rate of $0.0297, $0.1094, $0.1268, $0.2048, $0.2088 and $0.6698, respectively, when and if declared by the board of directors. The holders of redeemable convertible preferred stock are entitled to participate in dividends on common stock, when and if declared by the board of directors, based on the number of shares of common stock held on an as-converted basis. No dividends on redeemable convertible preferred stock or common stock have been declared by the Company’s board of directors from inception through January 14, 2021.

Election of the Board of Directors

For so long as at least 25% of the initially issued shares of Series A, Series B, Series C-1, and Series D redeemable convertible preferred stock remain outstanding (as adjusted for stock splits, stock dividends, recapitalizations and the like), the holders of record of the shares of the Series A, Series B, Series C-1, and Series D

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

redeemable convertible preferred stock, exclusively and as a separate class, are entitled to elect one director of the Company.

Liquidation

In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of redeemable convertible preferred stock are entitled to receive on pari passu basis, an amount equal to the original issue price for such series of preferred stock, plus any declared but unpaid dividends prior and in preference to any distribution or payment to the holders of common stock. All remaining assets will then be distributed pro rata to holders of common stock. If the Company does not have enough assets and funds legally available for distribution to meet this requirement, all of the Company’s assets and funds available will be distributed ratably among the holders of redeemable convertible preferred stock in proportion to the preferential amount per share each such holder is otherwise entitled to receive. A liquidation event includes a sale, transfer or license of all or substantially all of its assets, a merger or consolidation with another entity, the transfer of 50% or more of its voting stock, or a liquidation, dissolution or winding up of the Company.

Conversion

Each share of preferred stock is convertible, at the option of the holder, into the number of fully paid and non-assessable shares of common stock on a one-for-one basis. The conversion prices of the redeemable convertible preferred stock will be adjusted for specified dilutive issuances, stock splits, combinations, and non-cash dividends.

The outstanding shares of redeemable convertible preferred stock automatically convert into common stock immediately upon the closing of a Qualified IPO and on January 19, 2021, the redeemable convertible preferred stock converted into 52,372,222 shares of Class B common stock.

10.
Redeemable Convertible Preferred Stock Warrants

Warrants to purchase the Company’s redeemable convertible preferred stock as of December 31, 2020, consisted of the following:

Issuance Date	Expiration Date	Issue Price per Share	Number of Shares	Class of Shares
December 1, 2011	December 1, 2021	$0.37	40,464	Series A
May 10, 2013	May 10, 2023	$1.37	25,588	Series B
May 22, 2015	May 22, 2025	$2.56	19,531	Series C

Refer to Note 2 for discussion of the significant inputs used to determine the fair value of the redeemable convertible preferred stock warrants.

On January 19, 2021, upon the closing of the IPO, 85,583 redeemable convertible preferred stock warrants automatically converted into common stock warrants and all of the warrants were exercised in February 2021. Accordingly, the fair value of the warrant liability was reclassified to additional paid-in capital on the Company’s consolidated balance sheet during the three months ended March 31, 2021.

11.
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

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

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

Unless earlier converted or redeemed, the convertible notes will mature on September 14, 2023. The convertible notes may not be voluntarily redeemed by the Company prior to the maturity date. If the convertible notes are not converted or redeemed prior to the maturity date, the Company must pay the noteholders an exit fee equal to 33.3% of the outstanding principal balance of the convertible notes at maturity. If the convertible notes are accelerated following the occurrence and during the continuance of a standard event of default, the outstanding obligations under the convertible notes will be accelerated, and the Company will be required to pay an applicable premium.

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

Upon the closing of the Company’s IPO on January 19, 2021, which under the Note Purchase Agreement met the contractual conversion requirement of a qualified IPO, the Company issued 1,400,560 shares of its Class A common stock to the holders of the convertible notes. As a result of the conversion of its debt obligations under the Note Purchase Agreement, during the three months ended March 31, 2021, the Company recorded total charges in other expense, net, in the accompanying consolidated statement of operations, amounting to $51.1 million which included $49.5 million due to the change in the fair value of the convertible notes based on the difference between the fair value measured on the contractual conversion and the net carrying value of the convertible notes which was measured based on the fair value of the convertible notes at December 31, 2020, and $1.6 million related to instrument specific credit risk which had been recognized in accumulated other comprehensive income (loss), a component of stockholders’ (deficit) equity.

12.
Common Stock

Common stock reserved for future issuance was as follows as of December 31, 2021:

December 31, 2021
2011 Stock Option and Grant Plan:
Options issued and outstanding	5,866,190
RSUs issued and outstanding	1,259,734
2021 Stock Option and Grant Plan:
Options issued and outstanding	35,571
RSUs issued and outstanding	3,176,885
Shares available for future grants	6,967,044
2021 Employee Stock Purchase Plan	2,000,000
Total shares of common stock reserved for future issuance	19,305,424

13.
Stock-based Compensation Plan

2011 Stock Option and Grant Plan

In 2011, the Company adopted the 2011 Stock Option and Grant Plan, or the 2011 Plan. The 2011 Plan provides for the granting of stock options and restricted stock units to employees and non-employees of the Company. Options

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

granted under the 2011 Plan may be either incentive stock options or non-qualified stock options. Incentive stock options (ISO) may be granted only to the Company’s employees (including officers and directors who are also employees). Non-qualified stock options (NSO) may be granted to the Company’s employees and non-employees.

Options issued under the 2011 Plan are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the grant date as determined by the board of directors. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date, and the remainder vest in equal monthly installments over the following 36 months. Options have a maximum term of ten years. RSUs issued under the 2011 Plan are subject to terms and conditions as determined by the Company’s board of directors, which may include the achievement of certain performance goals and/or continued employment with us through a specified vesting period.

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

Options issued under the 2021 Plan are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the grant date as determined by the board of directors. Options generally vest with respect to 25% of the shares on the first Company established vest date after the first anniversary of the employee’s date of hire, and the remainder vest in equal monthly installments over the following 36 months. Options have a maximum term of ten years. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period or they become forfeited, although the board of directors can approve an extension of the exercise period beyond the 90-day limit. RSUs granted under the 2021 Plan are subject to terms and conditions as determined by the Company’s compensation committee, which may include the achievement of certain performance goals and/or continued employment with us through a specified vesting period. RSUs granted to newly hired employees typically vest 25% on the first Company established vest date after the first anniversary of the employee’s date of hire and ratably each quarter over the ensuing 12-quarter period for purposes of the service condition. The maximum term for RSUs granted under the Plan will not exceed seven years from the date of grant.

Employee Stock Purchase Plan

In connection with the Company’s IPO, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP) in January 2021. Under the ESPP, the Company will make one or more offerings to its employees to purchase shares under the ESPP. The first offering will begin and end on dates to be determined by the plan administrator. The Company has initially reserved 2,000,000 shares of Class A common stock for issuance under the 2021 ESPP. The reserve will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (1) 1% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the preceding fiscal year, (2) 3,000,000 shares of Class A common stock, and (3) a number of shares determined by our compensation committee. Our initial offering period under the ESPP began on January 1, 2022 and is expected to end on June 3, 2022. There were no offering periods during 2021.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

The following table summarizes option activity under the Plan:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Balances at December 31, 2020	7,660,786	$5.09	6.4	$282,735
Granted	35,571	40.28
Exercised	(1,717,847)	3.05
Forfeited and cancelled	(76,749)	11.54
Balances at December 31, 2021	5,901,761	$5.82	5.6	$67,787
Vested and expected to vest as of December 31, 2021	5,901,761	$5.82	5.6	$67,787
Vested and exercisable as of December 31, 2021	4,930,952	$4.65	5.3	$61,362

The stock price per share that was used to determine the aggregate intrinsic value of outstanding stock options as of December 31, 2021, 2020 and 2019 was $17.03, $42.00 and $15.03, respectively. As of December 31, 2021, the stock price per share that was used to determine both the vested and expected to vest options and vested and exercisable options was $17.03.

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

The weighted-average fair value of stock options granted was $18.98, $10.21 and $6.23 for the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $60.8 million, $18.7 million and $12.2 million, respectively.

As of December 31, 2021, the total unrecognized stock-based compensation cost related to unvested options outstanding was $5.9 million, to be recognized over a weighted-average period of 1.2 years.

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

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

The following table summarizes RSU activity under the Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2020	2,219,770	$20.20
Granted	3,494,436	29.63
Vested	(951,456)	21.79
Forfeited and cancelled	(326,131)	26.82
Nonvested as of December 31, 2021	4,436,619	$26.80

As of December 31, 2021, the total unrecognized stock-based compensation expense related to unvested RSUs was $97.9 million, which will be recognized over a weighted-average period of 3.6 years.

Stock-Based Compensation

The assumptions used to value stock options granted for the periods indicated were as follows:

	Year Ended December 31,
	2021	2020	2019
Expected dividend yield	—	—	—
Expected volatility	52.0%	51.8%	39.7% - 46.2%
Risk-free rate	0.5%	0.5%	1.7% - 2.6%
Expected term (in years)	5.5	6.1	5.4 - 6.1

Stock-based compensation expense is recorded in the consolidated statements of operations as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operations and support	$4,791	$686	$689
Research and development	21,029	2,571	3,017
Marketing	6,587	1,321	1,306
General and administrative	15,832	3,381	4,675
Total	$48,239	$7,959	$9,687

14.
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

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net (loss) income	$(98,329)	$18,846	$(47,724)
Less: Undistributed earnings attributable to participating securities	—	(12,776)	—
Net (loss) income attributable to common stockholders, basic and diluted	(98,329)	6,070	(47,724)
Denominator:
Weighted-average number of shares used in computing net (loss) income per share, basic	73,009	12,550	12,151
Dilutive effect of assumed conversion of options to purchase common stock	—	5,773	—
Weighted-average number of shares used in computing net (loss) income per share, diluted	73,009	18,323	12,151
Net (loss) income per share attributable to common stockholders, basic	$(1.35)	$0.48	$(3.93)
Net (loss) income per share attributable to common stockholders, diluted	$(1.35)	$0.33	$(3.93)

As of December 31, 2020 and 2019, 2.2 million and 0.3 million RSUs, respectively, were not assessed for inclusion in diluted net income per share and as such, any potential antidilutive shares were excluded from the table below because they are subject to performance conditions that were not achieved as of such date. As of December 31, 2020, convertible notes to be settled in 1.4 million shares of Class A common stock were excluded from the table below because they are subject to non-market based contingency that were not achieved as of such date.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss) income per share for the dates indicated because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2021	2020	2019
Redeemable convertible preferred stock (on as if-converted basis)	—	52,287	52,287
Warrants to purchase redeemable convertible preferred stock	—	86	86
RSUs	4,437	—	—
Stock options	5,902	—	8,730
Total	10,339	52,373	61,103

15.
Income Taxes

The components of the (loss) income before (benefit) provision for income taxes are as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(99,018)	$18,804	$(47,888)
Foreign	555	489	338
Total	$(98,463)	$19,293	$(47,550)

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

The components of the (benefit) provision for income taxes for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	75	289	1
Foreign	167	158	173
Total current	242	447	174
Deferred:
Federal	(315)	—	—
State	(61)	—	—
Foreign	—	—	—
Total deferred	(376)	—	—
(Benefit) provision for income taxes	$(134)	$447	$174

The Company’s effective tax rate and provision for income taxes decreased from the year ended December 31, 2020, to the year ended December 31, 2021, primarily due to change in valuation allowance on U.S. deferred tax assets.

The difference between income taxes computed at the statutory federal income tax rate and the (benefit) provision for income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax (benefit) provision at federal statutory rate	$(20,660)	$4,052	$(10,003)
State and local taxes, net of federal benefit	(3,254)	(669)	(2,097)
Stock-based compensation	(8,724)	(399)	440
Change in valuation allowance	20,461	(3,942)	11,004
Research and development credits	(693)	(413)	(334)
Convertible notes obligations	10,731	1,192	—
Non-deductible professional fees	—	—	294
Non-deductible executive compensation	1,531	—	—
Warrant liability	591	477	100
Other	(117)	149	770
(Benefit) provision for income taxes	(134)	447	174

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

The significant components of the deferred tax assets and liabilities as of the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$35,716	$22,014
Tax credits carryforwards	3,193	2,499
Non-deductible accrued expenses	1,885	3,184
Stock-based compensation	7,116	1,721
Other, net	1,589	199
Total deferred tax assets	49,499	29,617
Less valuation allowance	(48,104)	(27,643)
Total net deferred tax assets	1,395	1,974
Deferred tax liabilities
Depreciation and amortization	(1,395)	(1,473)
ASC 606 tax impact - 481(a) adjustment	—	(101)
Convertible notes	—	(400)
Total deferred tax liabilities	(1,395)	(1,974)
Net deferred tax assets (liabilities)	$—	$—

The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception. Due to the Company’s history of losses it is more likely than not that its deferred tax assets will not be realized as of December 31, 2021.

In connection with the acquisition of Suede One, Inc. on October 12, 2021, a net deferred tax liability of $0.4 million was established, the most significant component of which is related to the book/tax basis differences associated with the acquired developed technology and customer relationships. Consistent with the applicable guidance, the release of the valuation allowance of $0.4 million caused by the acquisition was recorded in the consolidated financial statements outside of acquisition accounting as a tax benefit to the consolidated statements of operations.

The valuation allowance increased by $20.5 million during the year ended December 31, 2021, primarily due to U.S. federal and state tax losses and credits incurred during the period. The valuation allowance decreased by $3.9 million during the year ended December 31, 2020, primarily due to U.S. federal and state tax losses and credits utilized during the period. The valuation allowance increased by $11.0 million during the year ended December 31, 2019, primarily due to U.S. federal and state tax losses and credits incurred during the period.

The following is a summary of the net operating loss carryforwards at December 31, 2021 (in thousands):

	Expiration	Gross Carryforward	Tax Effected
Federal net operating loss carryforwards	2031 - 2037	$33,944	$7,128
2018 - 2021 Federal net operating loss carryforwards	Indefinite	$103,644	21,765
State net operating loss carryforwards	2025 - Indefinite	$107,362	6,823
Total net operating loss carryforwards			$35,716

In the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (IRC), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited. The most recent analysis of the Company’s historical ownership changes was completed through December 31, 2021. Such a limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization, which could result in increased future tax liabilities. Based on the analysis, the Company does not anticipate a current limitation on the tax attributes.

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

The Company also has research credit carryforwards of $4.1 million and $3.3 million for federal and state income tax return purposes, respectively. The federal credit carryforward will begin to expire in 2031. The state research tax credits have no expiration date.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless the subsidiaries’ earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2021, there is no U.S. income tax impact of undistributed earnings from its foreign subsidiaries because such earnings have already been subject to U.S. tax under the mandatory deemed repatriation and global intangible low-tax income (GILTI). Any untaxed amount would not result in any material liability since they would be offset by federal and state net operating losses. The Company considers all undistributed earnings of foreign subsidiaries indefinitely reinvested outside the United States.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$2,987	$2,190	$1,516
Gross increase for tax positions of current year	952	797	626
Gross increase for tax positions of prior years	—	—	48
Ending balance	$3,939	$2,987	$2,190

As of December 31, 2021, the unrecognized tax benefit of $3.9 million, if recognized, will not affect the Company’s annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which are subject to a full valuation allowance. During the years ended December 31, 2021, 2020 and 2019, the Company did not recognize any accrued interest and penalties related to uncertain tax positions.

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

The Company is subject to taxation in the United States and various state and foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions in which the Company is subject to potential examination by taxing authorities include the United States and California, all years generally remain open to examination. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

16.
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

17.
Subsequent Event

In March 2022, the Company granted 1,195,630 RSUs with a grant date fair value of $13.13 per share. The RSUs are subject to a service-based vesting condition, which is generally satisfied over four years.

18.
Unaudited Quarterly Data

The following tables set forth unaudited quarterly consolidated statements of operations data for each of the quarters in the years ended December 31, 2021 and 2020. The amounts below have been updated to reflect the revisions as discussed in Note 3, “Prior Periods' Financial Statement Revisions”. The Company has prepared the unaudited quarterly consolidated statements of operations data on a basis consistent with the audited annual consolidated financial statements. In the opinion of management, the financial information in these tables reflect all

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of this data. The 2021 quarterly revisions will be effected in connection with the Company’s future 2022 Form 10-Q filings, as applicable. Management has concluded that such previously issued unaudited interim condensed consolidated financial statements were not materially misstated.

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
	(in thousands, except per share data)
Net revenue	$80,727	$81,616	$79,463	$84,203
Marketing	35,249	32,574	36,198	38,668
General and administrative	18,152	12,436	11,729	14,677
Provision (benefit) for income taxes	140	40	—	(314)
Net loss	(74,141)	(2,548)	(6,856)	(14,784)
Comprehensive loss	(72,514)	(2,530)	(6,787)	(14,801)
Net loss per share attributable to common stockholders, basic	$(1.18)	$(0.03)	$(0.09)	$(0.19)
Net loss per share attributable to common stockholders, diluted	$(1.18)	$(0.03)	$(0.09)	$(0.19)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands, except per share data)
Net revenue	$56,984	$66,751	$68,664	$69,202
Marketing	34,472	11,561	19,055	27,351
General and administrative	6,951	5,886	7,315	7,634
Provision for income taxes	58	62	105	222
Net (loss) income	(10,480)	21,477	11,078	(3,229)
Undistributed earnings attributable to participating securities	—	(10,997)	(1,779)	—
Net (loss) income attributable to common stockholders	(10,480)	10,480	9,299	(3,229)
Comprehensive (loss) income	(10,463)	20,617	11,695	(4,588)
Net (loss) income per share attributable to common stockholders, basic	$(0.85)	$0.85	$0.74	$(0.25)
Net (loss) income per share attributable to common stockholders, diluted	$(0.85)	$0.58	$0.51	$(0.25)

The tables below reflect the impact of the revisions on the unaudited quarterly data.

	Three Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net revenue	$79,650	$(187)	$79,463
Marketing	36,385	(187)	36,198
General and administrative	12,070	(341)	11,729
Net loss	(7,197)	341	(6,856)
Comprehensive loss	(7,128)	341	(6,787)

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

	Three Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net revenue	$81,757	$(141)	$81,616
Marketing	32,715	(141)	32,574
General and administrative	12,893	(457)	12,436
Net loss	(3,005)	457	(2,548)
Comprehensive loss	(2,987)	457	(2,530)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$0.01	$(0.03)

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net revenue	$80,956	$(229)	$80,727
Marketing	35,478	(229)	35,249
General and administrative	18,743	(591)	18,152
Benefit for income taxes	(70)	210	140
Net loss	(74,522)	381	(74,141)
Comprehensive loss	(72,895)	381	(72,514)
Net loss per share attributable to common stockholders, basic and diluted	$(1.19)	$0.01	$(1.18)

	Three Months Ended December 31, 2020
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net revenue	$69,317	$(115)	$69,202
Marketing	27,466	(115)	27,351
General and administrative	8,256	(622)	7,634
Provision for income taxes	432	(210)	222
Net loss	(4,061)	832	(3,229)
Comprehensive loss	(5,420)	832	(4,588)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$0.06	$(0.25)

	Three Months Ended September 30, 2020
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net revenue	$68,782	$(118)	$68,664
Marketing	19,173	(118)	19,055
General and administrative	7,620	(305)	7,315
Net income	10,773	305	11,078
Undistributed earnings attributable to participating securities	(2,643)	864	(1,779)
Net income attributable to common stockholders	8,130	1,169	9,299
Comprehensive income	10,526	1,169	11,695
Net income per share attributable to common stockholders, basic	$0.65	$0.09	$0.74
Net income per share attributable to common stockholders, diluted	$0.44	$0.07	$0.51

Poshmark, Inc.

Notes to Consolidated Financial Statements — Continued

	Three Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net revenue	$66,870	$(119)	$66,751
Marketing	11,680	(119)	11,561
General and administrative	6,243	(357)	5,886
Net income	21,120	357	21,477
Undistributed earnings attributable to participating securities	(10,133)	(864)	(10,997)
Net income attributable to common stockholders	10,987	(507)	10,480
Comprehensive income	21,124	(507)	20,617
Net income per share attributable to common stockholders, basic	$0.89	$(0.04)	$0.85
Net income per share attributable to common stockholders, diluted	$0.61	$(0.03)	$0.58

	Three Months Ended March 31, 2020
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net revenue	$57,108	$(124)	$56,984
Marketing	34,596	(124)	34,472
General and administrative	7,458	(507)	6,951
Net loss	(10,987)	507	(10,480)
Comprehensive loss	(10,970)	507	(10,463)
Net loss per share attributable to common stockholders, basic and diluted	$(0.89)	$0.04	$(0.85)