Form 10-Q
period 2022-03-31
Poshmark, Inc.
filed 2022-05-13
CIK 1825480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 53,550,089, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 24,573,667.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Poshmark, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$596,614	$581,538
Prepaid expenses and other current assets	12,365	9,737
Total current assets	608,979	591,275
Property and equipment, net	6,984	7,376
Operating lease right-of-use assets	8,289	—
Intangible assets, net	1,202	1,360
Goodwill	7,012	7,012
Other assets	1,643	1,650
Total assets	$634,109	$608,673
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,164	$1,595
Funds payable to customers	148,623	145,290
Operating lease liabilities, current	5,757	—
Accrued expenses and other current liabilities	45,629	40,922
Total current liabilities	213,173	187,807
Operating lease liabilities, non-current	7,343	—
Long-term portion of deferred rent and other liabilities	—	3,247
Total liabilities	220,516	191,054
Commitments and Contingencies (Note 6)
Stockholders’ equity
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A and Class B common stock, $0.0001 par value; 5,000,000,000 Class A shares authorized as of March 31, 2022 and December 31, 2021; 53,382,473 and 52,503,819 Class A shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; 700,000,000 Class B shares authorized as of March 31, 2022 and December 31, 2021; 24,610,222 and 24,777,228 Class B shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	652,062	641,974
Treasury stock, at cost (50,595 shares at March 31, 2022 and December 31, 2021)	(2,651)	(2,651)
Accumulated deficit	(235,857)	(221,835)
Accumulated other comprehensive income	31	123
Total stockholders’ equity	413,593	417,619
Total liabilities and stockholders’ equity	$634,109	$608,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenue	$90,899	$80,727
Costs and expenses:
Cost of net revenue, exclusive of depreciation and amortization	15,031	12,970
Operations and support	15,353	14,894
Research and development	16,056	18,800
Marketing	42,847	35,249
General and administrative	15,036	18,152
Depreciation and amortization	1,020	790
Total costs and expenses	105,343	100,855
Loss from operations	(14,444)	(20,128)
Interest income	51	86
Other income (expense), net
Change in fair value of redeemable convertible preferred stock warrant liability	—	(2,816)
Change in fair value of the convertible notes	—	(49,481)
Loss on extinguishment of the convertible notes	—	(1,620)
Change in fair value of contingent consideration	437	—
Other, net	66	(42)
	503	(53,959)
Loss before provision for income taxes	(13,890)	(74,001)
Provision for income taxes	132	140
Net loss	$(14,022)	$(74,141)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(1.18)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	77,577	62,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(14,022)	$(74,141)
Other comprehensive (loss) income:
Reclassification upon extinguishment of the fair value of the convertible notes related to instrument-specific credit risk to statement of operations	—	1,620
Change in foreign currency translation adjustment	(92)	6
Change in unrealized gains on marketable securities, net of tax	—	1
Total other comprehensive (loss) income	(92)	1,627
Comprehensive loss	$(14,114)	$(72,514)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

	For the Three Months Ended March 31, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	52,286,631	$156,175	13,093,065	$1	$28,300	$—	$(123,506)	$(1,574)	$(96,779)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,286,631)	(156,175)	52,286,631	6	156,169	—	—	—	156,175
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	—	—	7,590,000	1	292,259	—	—	—	292,260
Conversion of convertible notes to common stock upon initial public offering	—	—	1,400,560	—	104,902	—	—	—	104,902
Exercise of common stock warrants	—	—	85,583	—	100	—	—	—	100
Reclassification of warrant liability to additional paid-in capital upon initial public					6,310				6,310
Issuance of common stock upon vesting of restricted stock units	—	—	140,802	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(49,685)	—	—	(2,608)	—	—	(2,608)
Issuance of common stock upon exercise of stock options	—	—	792,137	—	1,843	—	—	—	1,843
Stock-based compensation	—	—	—	—	24,364	—	—	—	24,364
Other comprehensive income	—	—	—	—	—	—	—	1,627	1,627
Net loss	—	—	—	—	—	—	(74,141)	—	(74,141)
Balance as of March 31, 2021	—	$—	75,339,093	$8	$614,247	$(2,608)	$(197,647)	$53	$414,053

	For the Three Months Ended March 31, 2022
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	77,281,047	$8	$641,974	$(2,651)	$(221,835)	$123	$417,619
Issuance of common stock upon vesting of restricted stock units	—	—	200,715	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	510,933	—	1,280	—	—	—	1,280
Stock-based compensation	—	—	—	—	8,808	—	—	—	8,808
Other comprehensive loss	—	—	—	—	—	—	—	(92)	(92)
Net loss	—	—	—	—	—	—	(14,022)	—	(14,022)
Balance as of March 31, 2022	—	$—	77,992,695	$8	$652,062	$(2,651)	$(235,857)	$31	$413,593

The accompanying notes are an integral part of the condensed consolidated financial statements

Poshmark, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(14,022)	$(74,141)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,020	790
Stock-based compensation	8,735	24,141
Change in fair value of redeemable convertible preferred stock warrant liability	—	2,816
Change in fair value of the convertible notes	—	49,481
Loss on extinguishment of the convertible notes	—	1,620
Change in fair value of contingent consideration	(437)	—
Accretion of discounts and amortization of premiums on marketable securities, net	—	88
Other	14	1
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,621)	483
Operating lease right-of-use assets	(8,289)	—
Accounts payable	11,422	3,138
Funds payable to customers	3,333	10,466
Accrued expenses and other liabilities	1,897	1,388
Operating lease liabilities	13,100	—
Net cash provided by operating activities	14,152	20,271
Cash flows from investing activities
Purchases of property and equipment	(264)	(439)
Maturities of marketable securities	—	2,900
Net cash (used in) provided by investing activities	(264)	2,461
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions and offering costs	—	293,899
Proceeds from issuance of redeemable convertible preferred stock warrants	—	100
Tax withholding related to vesting of restricted stock units	—	(2,608)
Proceeds from exercise of stock options	1,280	1,843
Net cash provided by financing activities	1,280	293,234
Effect of foreign exchange rate changes on cash and cash equivalents	(92)	6
Net increase in cash and cash equivalents	15,076	315,972
Cash and cash equivalents
Beginning of period	581,538	238,902
End of period	$596,614	$554,874
Supplemental cash flow data
Cash paid for income taxes	$80	$51
Purchases of property and equipment not yet settled	147	—
Stock-based compensation capitalized to internal use software	72	223
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	—	182
Conversion of convertible notes upon initial public offering	—	104,902
Conversion of redeemable convertible preferred stock upon initial public offering	—	156,175
Reclassification of preferred stock warrant liability upon initial public offering	—	6,310

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

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred cumulative net losses. The Company generated net loss of $14.0 million for the three months ended March 31, 2022. The Company had an accumulated deficit of $235.9 million as of March 31, 2022. The Company has historically financed its operations primarily through the issuance and sale of redeemable convertible preferred stock and through the issuance of convertible debt. While the Company believes that its current cash and cash equivalents are adequate to meet its needs for a one-year period from the date these condensed consolidated financial statements are issued, the Company may need to borrow funds or raise additional equity to achieve its longer-term business objectives.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. SEC. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2022 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K (2021 Annual Report) for the year ended December 31, 2021, filed with the SEC on March 30, 2022.

For the foreign subsidiaries where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses have not been material for all periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include the fair value of financial instruments, the incremental borrowing rate (IBR) applied in lease accounting, capitalization and estimated useful life of internal-use software, allowance for expected chargeback losses, estimates related to credits, incentives and refunds issued to customers, valuation of the convertible notes preceding its IPO, valuation of the redeemable convertible preferred stock warrant liability preceding its IPO, stock-based compensation, valuation of the Company’s common stock preceding its IPO, and valuation of deferred income tax assets and the uncertain tax positions. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the condensed consolidated financial statements will be affected.

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

	Three Months Ended March 31,
	2022	2021
Reduction to net revenue	$3,067	$2,434
Operations and support	2,130	2,015
Marketing	2,636	1,978
	$7,833	$6,427

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

For all stock options granted, the expected term is calculated using the simplified method. The Company does not have sufficient historical transactions in its own shares on which to base expected volatility and, therefore, uses the historical volatility of the stock price of similar publicly traded peer companies to estimate volatility of equity awards granted. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

Prior to the completion of the IPO, the fair value of the shares of common stock underlying the stock options has been determined by the board of directors as there was no public market for the common stock. The board of directors determined the fair value of the Company’s common stock by considering a number of objective and subjective factors including: contemporaneous third-party valuations of the Company’s common stock, the valuation of comparable companies, sales of redeemable convertible preferred stock to unrelated third-parties, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors. After the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the Nasdaq Global Select Market.

Leases

Prior to the adoption of ASC 842

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

Subsequent to the adoption of ASC 842

The Company determines if an arrangement is a lease at inception. Lease agreements generally contain lease and non-lease components. The Company combines fixed payments for non-lease components with lease payments and account for them together as a single lease component which increases the amount of its lease assets and liabilities. Certain lease agreements contain variable payments, which are expensed as incurred and not included in the lease assets and liabilities. These amounts include payments for common area maintenance and utilities. Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company generally uses the base, non-cancelable, lease term when determining the lease assets and liabilities. Lease assets also include any prepaid lease payments and lease incentives. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Operating lease assets and liabilities are recognized on the condensed consolidated balance sheet as operating lease right-of-use assets (ROU), operating lease liabilities, current and operating lease liabilities, noncurrent. Operating lease expense (excluding variable lease costs) is recognized on a straight-line basis over the lease term.

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

No customer accounted for 10% or more of the Company’s net revenue as of and for the three months ended March 31, 2022 and 2021.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and since that date, has issued several ASUs to further clarify certain aspects of ASU 2016-02 and provide entities with practical expedients that may be elected upon adoption. This standard requires lessees to recognize all leases, including operating leases, on the balance sheet as a right-of-use (ROU) asset and lease liability, unless the lease is a short-term lease. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements – Leases (Topic 842). This update provides an alternative transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. In June 2020, the FASB issued ASU 2020-05, deferring the effective date for one year for all other entities. The Company adopted this standard using the alternative transition method on January 1, 2022 and recorded $9.2 million right-of-use assets and a $14.5 million lease liability on its condensed consolidated balance sheet. As of January 1, 2022, $2.6 million of deferred rent and $2.7 million related to tenant improvement was derecognized upon adoption. As part of this adoption, the Company elected the package of transitional practical expedients to not reassess (1) whether any contracts that existed prior to adoption have or contain leases, (2) the classification of existing leases or (3) initial direct costs for existing leases. The Company also elected to continue to recognize lease payments related to short-term leases as an expense on a straight-line basis over the lease term.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard amended guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses will be presented as an allowance rather than as a write-down. In November 2019, the FASB issued ASU 2019-10, amending the effective dates. The Company adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on its condensed consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The Company early adopted this standard on January 1, 2022 on a prospective basis. The adoption of this standard did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

3. Revision of Prior Periods' Financial Statement

As previously disclosed in the Company’s 2021 Annual Report, during 2021, the Company identified prior period errors in its previously issued financial statements as of December 31, 2020 and for the years ended December 31, 2020 and 2019, as well as the first three quarters of 2021. These errors primarily related to the Company's calculation and recording of credit card chargebacks from one of its payment processors, which resulted in the overstatement of general and administrative expenses. The corresponding impact was an understatement of cash and cash equivalents and an overstatement of accrued expenses and other liabilities.

The Company evaluated the effect of these errors on prior periods under the guidance of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) Topic 1.M, Materiality, codified in ASC 250, Accounting Changes and Error Corrections, and concluded that the errors were not material to the prior annual or interim periods. However, the Company determined it was appropriate to revise its previously issued financial statements. In connection with such revision, the Company also correcting for other immaterial misstatements, primarily related to the recording of income taxes and misclassification of marketing expenses and net revenue.

Accordingly, in connection with the filing of this Quarterly Report on Form 10-Q, the Company has revised the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, Changes in Stockholders’ Equity, and Cash Flows for the three months ended March 31, 2021, and the related notes to revise for those errors. The Company will revise the remaining 2021 previously issued quarterly financial statements in connection with future 2022 filings on Form 10-Q.

The following table presents the effect of the correction of the misstatements and the resulting revision on the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net revenue	$80,956	$(229)	$80,727
Marketing	35,478	(229)	35,249
General and administrative	18,743	(591)	18,152
Total costs and expenses	101,675	(820)	100,855
Loss from operations	(20,719)	591	(20,128)
Loss before benefit for income taxes	(74,592)	591	(74,001)
(Benefit) provision for income taxes	(70)	210	140
Net loss	(74,522)	381	(74,141)
Comprehensive loss	(72,895)	381	(72,514)
Net loss per share attributable to common stockholders, basic and diluted	$(1.19)	$0.01	$(1.18)

The following table presents the effect of the correction of the misstatements on the Condensed Consolidated Statements of Changes in Stockholders' Equity (in thousands):

	As Previously Reported	Adjustments	As Revised
As of January 1, 2021
Accumulated deficit	$(126,509)	$3,003	$(123,506)
Total stockholders' deficit	(99,782)	3,003	(96,779)
As of and for the three months ended March 31, 2021
Net loss attributable to common stockholders	(74,522)	381	(74,141)
Accumulated deficit	(201,031)	3,384	(197,647)
Total stockholders' equity	410,669	3,384	414,053

The following table presents the effect of the correction of the misstatements on the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Revised
Net loss	$(74,522)	$381	$(74,141)
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	1,375	13	1,388
Net cash provided by operating activities	19,877	394	20,271
Cash and cash equivalents:
Beginning of year	235,834	3,068	238,902
End of year	551,412	3,462	554,874

4. Supplemental Financial Statement Information

Cash Equivalents

The following tables summarize the cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value of the cash equivalents as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Cash equivalents(1)
Money market funds	$309,321	$—	$—	$309,321
Total	$309,321	$—	$—	$309,321

(1) Included in cash and cash equivalents on the consolidated balance sheet as of March 31, 2022.

	December 31, 2021
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Cash equivalents(1)
Money market funds	$309,283	$—	$—	$309,283
Total	$309,283	$—	$—	$309,283

(1) Included in cash and cash equivalents on the consolidated balance sheet as of December 31, 2021.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Computer equipment and software	$2,118	$1,937
Developed website and software	6,137	5,876
Furniture and fixtures	1,433	1,433
Leasehold improvements and incentives	7,287	7,287
Total property and equipment, gross	16,975	16,533
Less accumulated depreciation	(9,991)	(9,157)
Property and equipment, net	$6,984	$7,376

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Accrued advertising	$10,845	$10,176
Accrued sales tax	9,762	8,090
Accrued compensation and benefits	10,975	8,369
Contingent consideration	1,182	1,619
Other accrued and other current liabilities	12,865	12,668
Accrued expenses and other current liabilities	$45,629	$40,922

5. Fair Value Measurements

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$309,321	$—	$—	$309,321
Total	$309,321	$—	$—	$309,321
Liabilities
Contingent consideration(2)	$—	$—	$1,182	$1,182
Total	$—	$—	$1,182	$1,182
(1)
Included in cash and cash equivalents on the condensed consolidated balance sheet as of March 31, 2022.
(2)
The fair value of contingent consideration was estimated using a Monte Carlo simulation and was based on significant inputs not observable in the market, thus classified as a Level 3 instrument. The inputs include the projected financial results of Suede One, Inc., historical volatility of the Company's and similar publicly traded peer companies' stock price and risk-free interest rate. See Note 7 (Business Combination).

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$309,283	$—	$—	$309,283
Total	$309,283	$—	$—	$309,283
Liabilities
Contingent consideration(2)	$—	$—	$1,619	$1,619
Total	$—	$—	$1,619	$1,619
(1)
Included in cash and cash equivalents on the condensed consolidated balance sheet as of December 31, 2021.
(2)
The fair value of contingent consideration was estimated using a Monte Carlo simulation and was based on significant inputs not observable in the market, thus classified as a Level 3 instrument. The inputs include the projected financial results of Suede One, Inc., historical volatility of the Company's and similar publicly traded peer companies' stock price and risk-free interest rate. See Note 7 (Business Combination).

The following table represents the change in the contingent consideration (in thousands):

Level 3
Balance as of December 31, 2021	$1,619
Change in fair value	(437)
Balance as of March 31, 2022	$1,182

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for any of the periods presented.

6. Commitments and Contingencies

Purchase Commitments

As of March 31, 2022 and December 31, 2021, the Company has non-cancelable contractual commitments of $1.1 million and $3.4 million, respectively, for network and cloud services in the ordinary course of business with varying expiration terms through October 31, 2022.

Litigation and Loss Contingencies

The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax and other matters. The Company currently has no material pending litigation as of March 31, 2022 and December 31, 2021.

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

7. Business Combination

On October 12, 2021, the Company completed the acquisition of Suede One, Inc., a New York City-based sneaker authentication platform that combines machine learning, computer vision, and human review to conduct virtual authentication. Total cash consideration related to the acquisition was $6.6 million. The Company also agreed to pay up to an additional $2.5 million in cash upon certain earnout conditions being met by October 31, 2022. The estimated fair value of these earnout payments was determined based on management’s estimate of fair value using a Monte Carlo simulation model, which uses Level 3 inputs for fair value measurements. The acquisition date fair value of this contingent consideration liability was $1.6 million and is included as a component of the purchase price. Pro forma and revenue and earnings post-acquisition are not presented because the impacts are not material to the Company’s consolidated financial statements.

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

8. Goodwill and Intangible Assets

Goodwill, which is not subject to amortization, totaled $7.0 million each as of March 31, 2022 and December 31, 2021. The Company completed a qualitative analysis during the fourth quarter of 2021. Based on the qualitative analyses performed, the Company determined that it was not more likely than not that goodwill was impaired and therefore determined that a quantitative analysis was not required. The Company did not recognize any goodwill impairment during the three months ended March 31, 2022.

Intangible assets consist of developed technology and customer relationships in business combination. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

As of March 31, 2022 and December 31, 2021, the carrying values of intangible assets are as follows (in thousands):

	March 31, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value
Developed technology	$1,300	$(204)	$1,096
Customer relationships	200	(94)	106
Intangible assets, net	$1,500	$(298)	$1,202

	December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value
Developed technology	$1,300	$(96)	$1,204
Customer relationships	200	(44)	156
Intangible assets, net	$1,500	$(140)	$1,360

As of March 31, 2022, developed technology and customer relationships have remaining useful lives of 2.5 years and 0.5 year, respectively. Amortization expense of intangible assets for the three months ended March 31, 2022 was $0.3 million. The Company did not recognize any intangible asset impairment losses during the three months ended March 31, 2022.

As of March 31, 2022, the Company estimates future amortization expense of intangible assets as follows (in thousands):

2022 (remaining nine months)	$431
2023	433
2024	338
2025 and thereafter	—
Total amortization expense	$1,202

9. Leases

The Company has entered into various non-cancelable operating lease agreements for its offices facilities with contractual lease periods expiring between 2022 and 2025. The Company has no finance leases as of March 31, 2022.

The components of operating lease expense were as follows (in thousands):

Three Months Ended
March 31, 2022
Operating lease cost	$1,010
Variable lease cost	62
Short term lease cost	2
Total operating lease cost	$1,074

Rent expense was $1.0 million for the three months ended March 31, 2021. As of March 31, 2022, operating leases had a weighted average remaining lease term of 2.2 years and a weighted average discount rate of 2.9%. Cash paid for operating lease liabilities was $1.5 million for the three months ended March 31, 2022.

Future minimum lease payments under operating leases as of March 31, 2022 were as follows (in thousands):

Operating Leases
2022 (remaining nine months)	$4,540
2023	6,106
2024	2,831
2025	42
2026 and thereafter	—
Total future minimum lease payments	13,519
Less imputed interest	(419)
Total future minimum lease payments	$13,100

Prior to the adoption of ASC 842, future minimum payments for noncancellable operating leases as of December 31, 2021 were as follows (in thousands):

2022	$6,045
2023	6,105
2024	2,830
2025	41
Total minimum lease payments	$15,021

10. Common Stock

Common stock reserved for future issuance was as follows as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
2011 Stock Option and Grant Plan:
Options issued and outstanding	5,342,498	5,866,190
RSUs issued and outstanding	1,040,838	1,259,734
2021 Stock Option and Grant Plan:
Options issued and outstanding	35,571	35,571
RSUs issued and outstanding	4,159,310	3,176,885
Shares available for future grants	9,882,138	6,967,044
2021 Employee Stock Purchase Plan	2,773,315	2,000,000
Total shares of common stock reserved for future issuance	23,233,670	19,305,424

11. Stock-Based Compensation Plan

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

Employee Stock Purchase Plan

In connection with the Company’s IPO, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP) in January 2021. Under the ESPP, the Company will make one or more offerings to its employees to purchase shares under the ESPP. The first offering will begin and end on dates to be determined by the plan administrator. The Company has initially reserved 2,000,000 shares of Class A common stock for issuance under the 2021 ESPP. The reserve will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (1) 1% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the preceding fiscal year, (2) 3,000,000 shares of Class A common stock, and (3) a number of shares determined by our compensation committee. The Company's initial offering period under the ESPP began on January 1, 2022 and is expected to end on June 3, 2022. There were no offering periods during 2021.

Option to Purchase Common Stock

The following table summarizes option activity for the three months ended March 31, 2022:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Balances at December 31, 2021	5,901,761	$5.82	5.6	$67,787
Granted	—	—
Exercised	(510,933)	2.51
Forfeited and cancelled	(12,759)	10.69
Balances at March 31, 2022	5,378,069	$6.12	5.6	$38,334
Vested and expected to vest as of March 31, 2022	5,378,069	$6.12	5.6	$38,334
Vested and exercisable as of March 31, 2022	4,677,133	$5.30	5.4	$36,311

The stock price per share that was used to determine the aggregate intrinsic value of outstanding stock options as of March 31, 2022 and December 31, 2021 was $12.66 and $17.03, respectively. As of March 31, 2022, the stock price per share that was used to determine both the vested and expected to vest options and vested and exercisable options was $12.66.

There were no stock options granted during the three months ended March 31, 2022. The fair value of stock options granted was $42.00 for the three months ended March 31, 2021. The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $6.1 million and $27.9 million, respectively.

As of March 31, 2022, the total unrecognized stock-based compensation cost related to unvested options outstanding was $4.4 million, to be recognized over a weighted-average period of 1.1 years.

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

The following table summarizes RSU activity for the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2021	4,436,619	$26.80
Granted	1,180,077	13.13
Vested	(200,715)	28.82
Forfeited and cancelled	(215,833)	24.71
Nonvested as of March 31, 2022	5,200,148	$23.70

As of March 31, 2022, the total unrecognized stock-based compensation expense related to unvested options and RSUs was $100.7 million, which will be recognized over a weighted-average period of 3.5 years.

Stock-Based Compensation

The assumptions used to value stock options granted for the periods indicated were as follows:

	Three Months Ended March 31,
	2022	2021
Expected dividend yield	—	—
Expected volatility	—	52.1%
Risk-free rate	—	0.5%
Expected term (in years)	—	5.5

Stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Operations and support	$1,040	$2,218
Research and development	4,506	10,641
Marketing	1,378	3,289
General and administrative	1,811	7,993
Total	$8,735	$24,141

12. Net Loss Per Share Attributable to Common Stockholders

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(14,022)	$(74,141)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	77,577	62,729
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(1.18)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the dates indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2022	2021
RSUs	5,200	2,205
Stock options	5,378	7,087
Total	10,578	9,292

13. Income Taxes

The following table summarizes the Company’s effective tax rate from loss for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Loss before income taxes	$(13,890)	$(74,001)
Provision for income taxes	132	140
Effective tax rate	(0.95)%	(0.19)%

The tax expense for the three months ended March 31, 2022 and 2021 was primarily attributable to pre-tax foreign earnings.

The Company’s effective tax rate for all periods presented differs from the U.S. statutory tax rate primarily due to valuation allowance recorded against domestic losses and the tax rate differences between the United States and foreign countries.

The Company has a full valuation allowance on its U.S. federal and state deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of March 31, 2022 and December 31, 2021, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets.

14. Subsequent Event

In May 2022, the Company granted 3,558,314 RSUs with a weighted-average grant date fair value of $12.42 per share. The RSUs are subject to service-based vesting conditions, which are generally satisfied over two to four years. The Company also granted 1,456 options to a board member in accordance with the Company's Non-Employee Board of Director Compensation Policy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and our Annual Report on Form 10-K filed with the SEC on March 30, 2022. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. See the discussion under “Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q for more information. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and particularly in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the SEC. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period. The unaudited condensed consolidated interim financial statements for the quarter ended March 30, 2021 have been revised to correct prior period errors as discussed in Note 3 “Revision of Prior Periods' Financial Statement” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revisions.

Overview

We are a social marketplace that combines the human connection of a physical shopping experience with the scale, reach, ease, and selection benefits of eCommerce. In doing so, we bring the power of community to buying and selling online. We created Poshmark in 2011 to make buying and selling simple, social, and fun. Pairing technology with the inherent human desire to socialize, our marketplace creates passion and personal connections among users. We dynamically curate our marketplace into lifestyle categories that our users love, including apparel, accessories, footwear, home, beauty, and pets. Powered by our proprietary technology, our social marketplace is purpose-built to enable simple transactions, seamless logistics, and an engaging experience at scale. As of March 31, 2022, we had 7.8 million Active Buyers.

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

As of March 31, 2022, our community has generated over $6.7 billion in GMV since 2011 with $493.4 million in the three months ended March 31, 2022 and $441.0 million in the three months ended March 31, 2021, representing a 12% growth rate. In the three months ended March 31, 2022 and 2021, we had revenue of $90.9 million and $80.7 million, respectively, representing a 13% growth rate. In the three months ended March 31, 2022, we generated a net loss of $14.0 million and Adjusted EBITDA of $(4.7) million compared to a net loss of $74.1 million and Adjusted EBITDA of $4.8 million in the three months ended March 31, 2021.

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

GMV

($ in millions)

Our GMV grew 12% from $441.0 million in the three months ended March 31, 2021 to $493.4 million in the three months ended March 31, 2022. Our quarterly GMV has increased year-over-year for the past seventeen quarters. We have continued to add users and enhance our social marketplace with various initiatives and product updates, including the redesign of our Feed and Shop tabs to modernize our UX, the launch of Trends, a curated daily trends feed, the relaunch of Posh N Coffee in-person in the U.S., and the rollout of Post Order Buyer-Seller Messaging to empower sellers and buyers to independently and privately resolve order related issues.

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

Adjusted EBITDA. We define Adjusted EBITDA as net (loss) income attributable to common stockholders, excluding depreciation and amortization, stock-based compensation expense, interest income, other income (expense), net, change in accrued sales tax, provision (benefit) for income taxes, and undistributed earnings attributable to participating securities. Adjusted EBITDA is a key performance measure used by our management and board of directors to assess our operating performance and the operating leverage in our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude in Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making. See “—Reconciliation of Non-GAAP Financial Measures” for more information and for a reconciliation of net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Adjusted EBITDA

($ in millions)

Key Factors Affecting Our Performance

Growth and Retention of Users. We focus on attracting new users and retaining existing users. New users and the social and transactional activities they contribute help keep existing users more active, increasing their lifetime value over time. Users engage in many ways on our social marketplace: they connect, they browse, they buy, and they sell. The positive relationship between new users and existing users illustrates the network effects of our marketplace. As of March 31, 2022, we had 7.8 million Active Buyers.

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

Investments in Growing Our User Community. We have invested substantially in marketing to grow our user community and drive further awareness of our brand. These investments have enabled us to grow our base of new users, buyers, and sellers while continuing to retain buyers and sellers, resulting in strong growth of our GMV and revenue. Marketing expenses represented 47% and 44% of revenue in the three months ended March 31, 2022 and 2021, respectively. We intend to manage our marketing spend to balance growth and profitability. While we have seen fluctuations and uncertainty in user acquisition costs, partially due to Apple's recent policy change that limits the ability of advertisers to collect user data, we will continue to invest in user acquisition and retention while the underlying user unit economics indicate the return on investment is strong.

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

Impact of the COVID-19 Pandemic. The COVID-19 pandemic has impacted our business to date and may continue to impact our business in ways that remain unpredictable. In early 2020, the COVID-19 pandemic impacted our business and operations, in which we experienced lower year-over-year GMV growth for the quarter ended March 31, 2020. We have since seen our GMV growth rebound as buyer and seller activity resumed, but, such trends may not continue and could be reversed. While COVID-related restrictions have eased throughout 2021 and 2022, there remains substantial uncertainty about the pandemic’s impact on the global economy, e-commerce, and global macroeconomic conditions that impact consumer spending. In particular, as federal and state governmental aid programs initiated in connection with the pandemic are reduced or terminated, and as inflationary pressures rise, consumer discretionary spending would likely decrease, which would have a negative impact on our business.

As of March 31, 2022, substantially all of our employees are working remotely, temporarily lowering our operating expenses. As the pandemic subsides, we are opening our offices in accordance with local guidelines and regulations. Future developments, such as new virus variants, actions to contain the pandemic or treat its impact, or a resurgence of offline shopping demand could adversely affect our business, results of operations, liquidity, and financial condition in future periods. The conditions caused by the pandemic are still evolving and we will continue to evaluate the potential impact of the pandemic on our business. See the sections titled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 30, 2022 for further discussion of the possible impact of the COVID-19 pandemic on our business, operations and financial condition.

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

Components of Results of Operations

Net Revenue

We generate revenue from sellers for fees earned when they sell items they have listed on our social marketplace to buyers (20% of the final price for sales $15 and over, or a flat rate of $2.95 for sales under $15). The buyer also pays a shipping label fee as part of their order. On some orders, the shipping label fee exceeds our shipping label cost, which we record as revenue. For the three months ended March 31, 2022 and 2021, this revenue was 4% and 5%, respectively, of our total net revenue. Our revenue is recognized when we satisfy our performance obligations. We report both revenue from buyers and revenue from sellers based upon the net amount earned, which is reduced by certain buyer and seller incentives.

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

Interest Income

Interest income primarily relates to amounts earned on our cash and cash equivalents.

Other Income (Expense), Net

Other income (expense), net mainly relates to changes in fair value of the Convertible Notes, redeemable convertible preferred stock warrants and contingent consideration relating to acquisition, and foreign exchange remeasurement gains and losses recorded from consolidating our foreign subsidiaries at each period end.

Provision for Income Taxes

Our provision for income taxes consists primarily of foreign taxes and state minimum taxes in the United States. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future. We have established a valuation allowance for our U.S. deferred tax assets, including federal and state net operating losses.

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

Results of Operations

The following tables set forth our condensed consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net revenue	$90,899	$80,727
Costs and expenses (1):
Cost of net revenue, exclusive of depreciation and amortization	15,031	12,970
Operations and support	15,353	14,894
Research and development	16,056	18,800
Marketing	42,847	35,249
General and administrative	15,036	18,152
Depreciation and amortization	1,020	790
Total costs and expenses	105,343	100,855
Loss from operations	(14,444)	(20,128)
Interest income	51	86
Other income, net
Change in fair value of redeemable convertible preferred stock warrant liability	—	(2,816)
Change in fair value of the convertible notes	—	(49,481)
Loss on extinguishment of the convertible notes	—	(1,620)
Change in fair value of contingent consideration	437	—
Other, net	66	(42)
	503	(53,959)
Loss before provision for income taxes	(13,890)	(74,001)
Provision for income taxes	132	140
Net loss attributable to common stockholders	$(14,022)	$(74,141)
(1)
Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operations and support	$1,040	$2,218
Research and development	4,506	10,641
Marketing	1,378	3,289
General and administrative	1,811	7,993
Total	$8,735	$24,141

Comparison of Three Months Ended March 31, 2022 and 2021

Net Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands, except percentages)
Net revenue	$90,899	$80,727	$10,172	13%

Net revenue increased $10.2 million for the three months ended March 31, 2022 compared to the same period in 2021. This growth was primarily due to an increase in the volume of GMV on our marketplace to a total of $493.4 million, an increase of 12%. The increase in GMV was substantially driven by the increase in Active Buyers on the platform to 7.8 million for the trailing 12 months ended March 31, 2022, a 16% increase compared to the same period in 2021.

Cost of Net Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands, except percentages)
Cost of net revenue	$15,031	$12,970	$2,061	16%
Percentage of revenue	17%	16%

Cost of net revenue increased $2.1 million for three months ended March 31, 2022 compared to the same period in 2021. The increase was driven by a $1.1 million increase in data hosting costs to support the increased usage of our platform and upgrades we made to our systems which were required to support our growth, and a $1.0 million increase in costs related to overall volume increases on our marketplace, including increased credit card processing fees and associated expenses.

Operations and Support

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands, except percentages)
Operations and support	$15,353	$14,894	$459	3%
Percentage of revenue	17%	18%

Operations and support expense increased $0.5 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily driven by a $0.4 million increase in net shipping costs as a result of our growth.

Research and Development

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands, except percentages)
Research and development	$16,056	$18,800	$(2,744)	(15)%
Percentage of revenue	18%	23%

Research and development expense decreased $2.7 million for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to a $3.2 million decrease in engineering personnel costs attributable to a one-time cumulative stock-based compensation recognized due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, partially offset by a $0.3 million increase in development-related services.

Marketing

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands, except percentages)
Marketing	$42,847	$35,249	$7,598	22%
Percentage of revenue	47%	44%

Marketing expense increased $7.6 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to a $8.2 million in spending on marketing programs, including increased spending on television ad campaigns and digital marketing, partially offset by a $0.6 million decrease in marketing personnel costs attributable to a one-time cumulative stock-based compensation recognized due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021.

General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands, except percentages)
General and administrative	$15,036	$18,152	$(3,116)	(17)%
Percentage of revenue	17%	22%

General and administrative expense decreased $3.1 million for the three months ended March 31, 2022 compared to the same period in 2021. This decrease was primarily driven by a $4.3 million decrease in personnel costs attributable to a one-time cumulative stock-based compensation recognized due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021, partially offset by a $1.0 million increase in legal and consulting fees required to support our public company transition, increased IT services of $0.2 million to support the growth of our business, and increased insurance costs of $0.2 million required as a result of becoming a public company.

Depreciation and Amortization

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands, except percentages)
Depreciation and amortization	$1,020	$790	$230	29%
Percentage of revenue	1%	1%

Depreciation and amortization expense increased $0.2 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily driven by an increase in amortization of intangible assets, with no comparable activity in the same period in 2021.

Interest Income

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands, except percentages)
Interest income	$51	$86	$(35)	(41)%
Percentage of revenue	0%	0%

Interest income change was nominal for the three months ended March 31, 2022 compared to the same period in 2021. Interest income decreased for the three months ended March 31, 2022 compared to the same period in 2021, primarily driven by the interest earned from our marketable securities in 2021, with no comparable activity in the same period in 2022.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands, except percentages)
Other income (expense), net	$503	$(53,959)	$54,462	(101)%
Percentage of revenue	1%	(67)%

Other income (expense), net increased $54.5 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to a change in fair value of the convertible notes, and the change in fair value of the redeemable convertible preferred stock warrant liability, with no comparable activity in the same period in 2022.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands, except percentages)
Provision for income taxes	$132	$140	$(8)	(6)%
Percentage of revenue	0%	0%

The change in our provision for income taxes was primarily attributable to pre-tax foreign earnings.

GAAP and Non-GAAP Financial Measures

We also review the following GAAP and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net Loss	$(14,022)	$(74,141)
Net Loss Margin(1)	(15)%	(92)%
Adjusted EBITDA	$(4,689)	$4,803
Adjusted EBITDA Margin(2)	(5)%	6%
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
other income (expense), net; and
•
provision for income taxes.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss attributable to common stockholders	$(14,022)	$(74,141)
Adjusted to exclude the following:
Depreciation and amortization	1,020	790
Stock-based compensation	8,735	24,141
Interest income	(51)	(86)
Other (income) expense, net	(503)	53,959
Provision for income taxes	132	140
Adjusted EBITDA	$(4,689)	$4,803

Liquidity and Capital Resources

As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents of $596.6 million. Cash equivalents consisted of institutional money market funds, and cash in transit from third-party credit card providers that we receive within approximately three to five business days from the date of the underlying transaction.

As of March 31, 2022, our cash and cash equivalents held by our foreign subsidiaries were not material.

Since our inception, we have most often generated negative cash flows from operations and as of March 31, 2022, we had an accumulated deficit of $235.9 million, and we have financed our operations primarily through private sales of equity securities, payments received through our platform, and the issuance of convertible debt. Upon the closing of our IPO in January 2021, we received net proceeds of $292.3 million after deducting underwriting discounts and commissions and offering expenses. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through the issuance of debt, equity, and equity-linked arrangements.

Condensed Consolidated Statements of Cash Flows Data

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$14,152	$20,271
Investing activities	(264)	2,461
Financing activities	1,280	293,234
Effect of foreign exchange rate changes on cash and cash equivalents	(92)	6
Net increase in cash and cash equivalents	$15,076	$315,972

Cash Flows from Operating Activities

For the three months ended March 31, 2022, net cash provided by operating activities was $14.2 million which consisted of a net loss of $14.0 million, adjusted by non-cash charges of $9.3 million and net cash inflows from the change in net operating assets and liabilities of $18.8 million. The non-cash charges were primarily comprised of stock-based compensation of $8.7 million, and depreciation and amortization of $1.0 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $11.4 million increase in our accounts payable attributable to the timing of payments, a $3.3 million increase in our funds payable to customers as a result of our growth, and a $4.8 million increase in our net operating lease obligations.

For the three months ended March 31, 2021, net cash provided by operating activities was $20.3 million, which consisted of a net loss of $74.1 million, adjusted by non-cash charges of $78.9 million and net cash inflows from the change in net operating assets and liabilities of $15.5 million. The non-cash charges were primarily comprised of the change in fair value of convertible notes of $51.1 million, stock-based compensation of $24.1 million, change in fair value of redeemable convertible preferred stock warrant liability of $2.8 million, and depreciation and amortization of $0.8 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $10.5 million increase in our funds payable to customers as a result of our growth, and a $3.1 million increase in our accounts payable attributable to the timing of payments.

Cash Flows from Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities of $0.3 million, was attributable to the purchase of property and equipment.

For the three months ended March 31, 2021, net cash provided by investing activities of $2.5 million, was mainly attributable to the proceeds from the maturities of marketable securities.

Cash Flows from Financing Activities

For the three months ended March 31, 2022, cash provided by financing activities was $1.3 million, which consisted of proceeds from the exercise of stock options.

For the three months ended March 31, 2021, cash provided by financing activities was $293.2 million, which consisted primarily of net proceeds from our IPO.

Concentration of Credit Risk

We are subject to concentration of credit risk principally from cash and cash equivalents. We reduce credit risk by placing our cash and cash equivalents with major financial institutions with high credit ratings. No customer accounted for 10% or more of our net revenue as of and for the three months ended March 31, 2022 and 2021.

Contractual Obligations and Commitments

As of March 31, 2022, there were no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Interest Rate Risk

As of March 31, 2022, we had cash and cash equivalents of $596.6 million, which consisted primarily of cash held in one high-credit quality financial institution within the United States, cash in transit from third-party credit card providers, and institutional money market funds, which each carry a degree of interest rate risk. Changes in interest rates affect the interest income we earn on our cash and cash equivalents, and the fair value of our cash equivalents. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio as of March 31, 2022.

Foreign Currency Exchange Risk

Our revenue is denominated in U.S. dollars. Our expenses are primarily denominated in U.S. dollars, except for our non-U.S. operations, which are denominated in the local currency. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates. To date, these fluctuations have not been material. As exchange rates vary, our operating loss may differ from expectations. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results as of March 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as described in Item 9A. “Controls and Procedures–Management’s Annual Report on Internal Control Over Financial Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Remediation Plan to Address Material Weakness

Our management is taking steps to enhance our internal control over financial reporting and remediate the material weakness identified during the year ended December 31, 2021 related to the completeness and accuracy of third-party data used to calculate and record chargebacks. During the quarter ended March 31, 2022, we made progress in our remediation of the material weakness noted above by designing new procedures to obtain completeness and accuracy of third-party data used to calculate and record chargebacks. To assess our remediation progress, during the second quarter of 2022, we plan to test the implementation of our redesigned process using financial information of the first quarter of 2022. These controls will not be deemed effective until performed effectively for the year ended December 31, 2022.

We believe the measures described above will remediate the material weakness we have identified, however we cannot provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. We are committed to continuing to improve our internal control processes and will continue to review, optimize, and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 6 — Commitments and Contingencies — Litigation and Loss Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

Risk factors affecting our business are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022. Except as presented below, there have been no material changes to our risk factors as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our Class B common stock has ten votes per share, and our Class A common stock have one vote per share. The holders of our Class B common stock, certain of whom are our founders, executive officers and directors, together hold approximately 82.1% of the voting power of our outstanding capital stock as of May 2, 2022. Of this 82.1% voting power, entities affiliated with Mayfield hold approximately 57.6% of the voting power of our outstanding capital stock as of May 2, 2022.

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

Poshmark, Inc.

Date: May 13, 2022	By:	/s/ Manish Chandra
Manish Chandra
Co-Founder, President, Chief Executive Officer, and Chairman of the Board

Date: May 13, 2022	By:	/s/ Rodrigo Brumana
Rodrigo Brumana
Chief Financial Officer