Form 10-Q
period 2022-06-30
Poshmark, Inc.
filed 2022-08-15
CIK 1825480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 53,890,216, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 24,665,454.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Poshmark, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares data)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$581,153	$581,538
Prepaid expenses and other current assets	9,972	9,737
Total current assets	591,125	591,275
Property and equipment, net	6,490	7,376
Operating lease right-of-use assets	7,663	—
Intangible assets, net	1,044	1,360
Goodwill	7,012	7,012
Other assets	1,654	1,650
Total assets	$614,988	$608,673
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,137	$1,595
Funds payable to customers	145,148	145,290
Operating lease liabilities, current	5,403	—
Accrued expenses and other current liabilities	42,521	40,922
Total current liabilities	204,209	187,807
Operating lease liabilities, non-current	6,056	—
Long-term portion of deferred rent and other liabilities	—	3,247
Total liabilities	210,265	191,054
Commitments and Contingencies (Note 6)
Stockholders’ equity
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A and Class B common stock, $0.0001 par value; 5,000,000,000 Class A shares authorized as of June 30, 2022 and December 31, 2021; 53,765,935 and 52,503,819 Class A shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; 700,000,000 Class B shares authorized as of June 30, 2022 and December 31, 2021; 24,665,454 and 24,777,228 Class B shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	665,595	641,974
Treasury stock, at cost (50,595 shares at June 30, 2022 and December 31, 2021)	(2,651)	(2,651)
Accumulated deficit	(258,736)	(221,835)
Accumulated other comprehensive income	507	123
Total stockholders’ equity	404,723	417,619
Total liabilities and stockholders’ equity	$614,988	$608,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$89,103	$81,616	$180,002	$162,343
Costs and expenses:
Cost of net revenue, exclusive of depreciation and amortization	14,969	12,746	30,000	25,716
Operations and support	15,904	12,969	31,257	27,863
Research and development	18,212	12,449	34,268	31,249
Marketing	44,146	32,574	86,993	67,823
General and administrative	17,772	12,436	32,808	30,588
Depreciation and amortization	1,013	846	2,033	1,636
Total costs and expenses	112,016	84,020	217,359	184,875
Loss from operations	(22,913)	(2,404)	(37,357)	(22,532)
Interest income	508	38	559	124
Other (expense) income, net
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	—	(2,816)
Change in fair value of the convertible notes	—	—	—	(49,481)
Loss on extinguishment of the convertible notes	—	—	—	(1,620)
Change in fair value of contingent consideration	(4)	—	433	—
Other, net	(341)	(142)	(275)	(184)
	(345)	(142)	158	(54,101)
Loss before provision for income taxes	(22,750)	(2,508)	(36,640)	(76,509)
Provision for income taxes	129	40	261	180
Net loss	$(22,879)	$(2,548)	$(36,901)	$(76,689)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.03)	$(0.47)	$(1.11)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	78,210	75,709	77,895	69,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(22,879)	$(2,548)	$(36,901)	$(76,689)
Other comprehensive income:
Reclassification upon extinguishment of the fair value of the convertible notes related to instrument-specific credit risk to statement of operations	—	—	—	1,620
Change in foreign currency translation adjustment	476	19	384	25
Change in unrealized gains on marketable securities, net of tax	—	(1)	—	—
Total other comprehensive income	476	18	384	1,645
Comprehensive loss	$(22,403)	$(2,530)	$(36,517)	$(75,044)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

	For the Three Months Ended June 30, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2021	75,339,093	$8	$614,247	$(2,608)	$(197,647)	$53	$414,053
Offering costs associated with initial public offering	—	—	(25)	—	—	—	(25)
Issuance of common stock upon vesting of restricted stock units	425,659	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(910)	—	—	(43)	—	—	(43)
Issuance of common stock upon exercise of stock options	154,025	—	282	—	—	—	282
Stock-based compensation	—	—	8,169	—	—	—	8,169
Other comprehensive income	—	—	—	—	—	18	18
Net loss	—	—	—	—	(2,548)	—	(2,548)
Balance as of June 30, 2021	75,917,867	$8	$622,673	$(2,651)	$(200,195)	$71	$419,906

	For the Three Months Ended June 30, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	77,992,695	$8	$652,062	$(2,651)	$(235,857)	$31	$413,593
Issuance of common stock upon vesting of restricted stock units	200,916	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and employee stock purchase plan	237,778	—	1,426	—	—	—	1,426
Stock-based compensation	—	—	12,107	—	—	—	12,107
Other comprehensive income	—	—	—	—	—	476	476
Net loss	—	—	—	—	(22,879)	—	(22,879)
Balance as of June 30, 2022	78,431,389	$8	$665,595	$(2,651)	$(258,736)	$507	$404,723

The accompanying notes are an integral part of the condensed consolidated financial statements

Poshmark, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

	For the Six Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	52,286,631	$156,175	13,093,065	$1	$28,300	$—	$(123,506)	$(1,574)	$(96,779)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,286,631)	(156,175)	52,286,631	6	156,169	—	—	—	156,175
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	—	—	7,590,000	1	292,234	—	—	—	292,235
Conversion of convertible notes to common stock upon initial public offering	—	—	1,400,560	—	104,902	—	—	—	104,902
Exercise of common stock warrants	—	—	85,583	—	100	—	—	—	100
Reclassification of warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	6,310	—	—	—	6,310
Issuance of common stock upon vesting of restricted stock units	—	—	566,461	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(50,595)	—	—	(2,651)	—	—	(2,651)
Issuance of common stock upon exercise of stock options	—	—	946,162	—	2,125	—	—	—	2,125
Stock-based compensation	—	—	—	—	32,533	—	—	—	32,533
Other comprehensive income	—	—	—	—	—	—	—	1,645	1,645
Net loss	—	—	—	—	—	—	(76,689)	—	(76,689)
Balance as of June 30, 2021	—	$—	75,917,867	$8	$622,673	$(2,651)	$(200,195)	$71	$419,906

	For the Six Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	77,281,047	$8	$641,974	$(2,651)	$(221,835)	$123	$417,619
Issuance of common stock upon vesting of restricted stock units	—	—	401,631	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and employee stock purchase plan	—	—	748,711	—	2,706	—	—	—	2,706
Stock-based compensation	—	—	—	—	20,915	—	—	—	20,915
Other comprehensive income	—	—	—	—	—	—	—	384	384
Net loss	—	—	—	—	—	—	(36,901)	—	(36,901)
Balance as of June 30, 2022	—	$—	78,431,389	$8	$665,595	$(2,651)	$(258,736)	$507	$404,723

The accompanying notes are an integral part of the condensed consolidated financial statements

Poshmark, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(36,901)	$(76,689)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,033	1,636
Stock-based compensation	20,811	32,244
Reduction in the carrying amount of right-of-use assets	1,832	—
Change in fair value of redeemable convertible preferred stock warrant liability	—	2,816
Change in fair value of the convertible notes	—	49,481
Loss on extinguishment of the convertible notes	—	1,620
Change in fair value of contingent consideration	(433)	—
Accretion of discounts and amortization of premiums on marketable securities, net	—	169
Other	277	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(239)	1,405
Accounts payable	9,487	2,807
Funds payable to customers	(142)	10,003
Accrued expenses and other liabilities	4,092	379
Operating lease liabilities	(3,516)	—
Net cash (used in) provided by operating activities	(2,699)	25,874
Cash flows from investing activities
Purchases of property and equipment	(777)	(849)
Maturities of marketable securities	—	20,000
Net cash (used in) provided by investing activities	(777)	19,151
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions and offering costs	—	293,692
Proceeds from issuance of redeemable convertible preferred stock warrants	—	100
Tax withholding related to vesting of restricted stock units	—	(2,651)
Proceeds from exercise of stock options and employee stock purchase plan	2,706	2,125
Net cash provided by financing activities	2,706	293,266
Effect of foreign exchange rate changes on cash and cash equivalents	385	25
Net (decrease) increase in cash and cash equivalents	(385)	338,316
Cash and cash equivalents
Beginning of period	581,538	238,902
End of period	$581,153	$577,218
Supplemental cash flow data
Cash paid for income taxes	$246	$258
Purchases of property and equipment not yet settled	55	—
Stock-based compensation capitalized to internal use software	104	289
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	—	182
Conversion of convertible notes upon initial public offering	—	104,902
Conversion of redeemable convertible preferred stock upon initial public offering	—	156,175
Reclassification of preferred stock warrant liability upon initial public offering	—	6,310

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

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred cumulative net losses. The Company generated net loss of $22.9 million for the three months ended June 30, 2022. The Company had an accumulated deficit of $258.7 million as of June 30, 2022. The Company has historically financed its operations primarily through the issuance and sale of redeemable convertible preferred stock and through the issuance of convertible debt. While the Company believes that its current cash and cash equivalents are adequate to meet its needs for a one-year period from the date these condensed consolidated financial statements are issued, the Company may need to borrow funds or raise additional equity to achieve its longer-term business objectives.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) as well as the instructions to Form 10-Q and the rules and regulations of the U.S. SEC for interim financial information. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2022 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K (2021 Annual Report) for the year ended December 31, 2021, filed with the SEC on March 30, 2022.

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

The Company may elect to issue incentives to buyers for customer satisfaction purposes or for refunds. These incentives (which are in the form of Posh Credits) can be applied towards future orders and, thereby, result in a reduced fee earned by the Company from the buyer, or redeemable credits that can also be redeemed for cash. In cases where the seller performed as required by the Company’s TOS, the Company reduces shipping facilitation revenue earned on the transaction and any cumulative revenue earned from the same buyer for Posh Credits and redeemable credits granted. If the amount of the incentive exceeds cumulative revenues from the buyer, then the excess is presented as operations and support expense in the consolidated statements of operations. If refunds are provided in a case where the seller did not perform and the amount cannot be recovered from the seller, the refund is presented as a reduction of revenue. Referral incentives, joint incentives, refunds and buyer incentives are recorded in the condensed consolidated statements of operations as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reduction to net revenue	$2,933	$2,227	$6,000	$4,661
Operations and support	1,726	1,469	3,856	3,484
Marketing	2,583	1,888	5,219	3,866
	$7,242	$5,584	$15,075	$12,011

Cost of Net Revenue

Cost of net revenue consists of costs associated with credit card processing, order transaction fees and hosting expenses associated with operating the Company’s platform. Cost of net revenue does not include depreciation and amortization.

Stock-Based Compensation

The Company measures and recognizes stock-based compensation expense for share-based awards issued to employees and consultants, consisting of stock options, restricted stock units (RSUs), and purchases under the 2021 Employee Stock Purchase Plan (ESPP), on the condensed consolidated statements of operations.

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

The Company estimates the fair value of stock options granted to employees and directors and fair value of ESPP purchase rights issued under ESPP using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:

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

Subsequent to the adoption of ASC 842

The Company determines if an arrangement is a lease at inception. Lease agreements generally contain lease and non-lease components. The Company combines fixed payments for non-lease components with lease payments and accounts for them together as a single lease component which increases the amount of its lease assets and liabilities. Certain lease agreements contain variable payments, which are expensed as incurred and not included in the lease assets and liabilities. These amounts include payments for common area maintenance and utilities. Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company generally uses the base, non-cancelable, lease term when determining the lease assets and liabilities. Lease assets also include any prepaid lease payments and lease incentives. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Operating lease assets and liabilities are recognized on the condensed consolidated balance sheet as operating lease right-of-use assets (ROU), operating lease liabilities, current and operating lease liabilities, noncurrent. Operating lease expense (excluding variable lease costs) is recognized on a straight-line basis over the lease term.

Concentrations of Risk

The Company currently uses a few carriers to handle all shipments, gateways to process payments and third-party vendors to host the Company’s information technology environment. A significant disruption in the operations of one of more of these vendors could have an adverse effect on the Company’s business, financial condition, and results of operations.

The majority of the Company’s cash and cash equivalents are held by one high-credit quality financial institution within the United States with balances maintained in excess of the FDIC insurance limits.

No customer accounted for 10% or more of the Company’s net revenue for the three and six months ended June 30, 2022 and 2021.

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

The Company evaluated the effect of these errors on prior periods under the guidance of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) Topic 1.M, Materiality, codified in ASC 250, Accounting Changes and Error Corrections, and concluded that the errors were not material to the prior annual or interim periods. However, the Company determined it was appropriate to revise its previously issued financial statements. In connection with such revision, the Company also corrected other immaterial misstatements, primarily related to the recording of income taxes and misclassification of marketing expenses and net revenue.

Accordingly, in connection with the filing of this Quarterly Report on Form 10-Q, the Company has revised the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, Changes in Stockholders’ (Deficit) Equity, and Cash Flows for the three and six months ended June 30, 2021, and the related notes to revise for those errors. The Company will revise the remaining 2021 previously issued quarterly financial statements in connection with future 2022 filings on Form 10-Q.

The following table presents the effect of the correction of the misstatements and the resulting revision on the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net revenue	$81,757	$(141)	$81,616
Marketing	32,715	(141)	32,574
General and administrative	12,893	(457)	12,436
Total costs and expenses	84,618	(598)	84,020
Loss from operations	(2,861)	457	(2,404)
Loss before provision for income taxes	(2,965)	457	(2,508)
Net loss	(3,005)	457	(2,548)
Comprehensive loss	(2,987)	457	(2,530)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$0.01	$(0.03)

	Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net revenue	$162,713	$(370)	$162,343
Marketing	68,193	(370)	67,823
General and administrative	31,636	(1,048)	30,588
Total costs and expenses	186,293	(1,418)	184,875
Loss from operations	(23,580)	1,048	(22,532)
Loss before (benefit) provision for income taxes	(77,557)	1,048	(76,509)
(Benefit) provision for income taxes	(30)	210	180
Net loss	(77,527)	838	(76,689)
Comprehensive loss	(75,882)	838	(75,044)
Net loss per share attributable to common stockholders, basic and diluted	$(1.12)	$0.01	$(1.11)

The following table presents the effect of the correction of the misstatements on the Condensed Consolidated Statements of Changes in Stockholders' (Deficit) Equity (in thousands):

	As Previously Reported	Adjustments	As Revised
As of January 1, 2021
Accumulated deficit	$(126,509)	$3,003	$(123,506)
Total stockholders' deficit	(99,782)	3,003	(96,779)
As of and for the three months ended June 30, 2021
Net loss attributable to common stockholders	(3,005)	457	(2,548)
Accumulated deficit	(204,036)	3,841	(200,195)
Total stockholders' equity	416,065	3,841	419,906
As of and for the six months ended June 30, 2021
Net loss attributable to common stockholders	(77,527)	838	(76,689)
Accumulated deficit	(204,036)	3,841	(200,195)
Total stockholders' equity	416,065	3,841	419,906

The following table presents the effect of the correction of the misstatements on the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Revised
Net loss	$(77,527)	$838	$(76,689)
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	483	(104)	379
Net cash provided by operating activities	25,140	734	25,874
Cash and cash equivalents:
Beginning of year	235,834	3,068	238,902
End of year	573,416	3,802	577,218

4. Supplemental Financial Statement Information

Cash Equivalents

The following tables summarize the cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value of the cash equivalents as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Cash equivalents(1)
Money market funds	$309,816	$—	$—	$309,816
Total	$309,816	$—	$—	$309,816

(1) Included in cash and cash equivalents on the consolidated balance sheet as of June 30, 2022.

	December 31, 2021
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Cash equivalents(1)
Money market funds	$309,283	$—	$—	$309,283
Total	$309,283	$—	$—	$309,283

(1) Included in cash and cash equivalents on the consolidated balance sheet as of December 31, 2021.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Computer equipment and software	$2,310	$1,937
Developed website and software	6,292	5,876
Furniture and fixtures	1,436	1,433
Leasehold improvements and incentives	7,287	7,287
Total property and equipment, gross	17,325	16,533
Less accumulated depreciation and amortization	(10,835)	(9,157)
Property and equipment, net	$6,490	$7,376

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Accrued advertising	$12,773	$10,176
Accrued sales tax	7,897	8,090
Accrued compensation and benefits	8,434	8,369
Accrued shipping	3,288	2,125
Contingent consideration	1,186	1,619
Other accrued and other current liabilities	8,943	10,543
Accrued expenses and other current liabilities	$42,521	$40,922

5. Fair Value Measurements

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$309,816	$—	$—	$309,816
Total	$309,816	$—	$—	$309,816
Liabilities
Contingent consideration(2)	$—	$—	$1,186	$1,186
Total	$—	$—	$1,186	$1,186
(1)
Included in cash and cash equivalents on the condensed consolidated balance sheet as of June 30, 2022.
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

The following table represents the change in the contingent consideration (in thousands):

Level 3
Balance as of December 31, 2021	$1,619
Change in fair value	(433)
Balance as of June 30, 2022	$1,186

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for any of the periods presented.

6. Commitments and Contingencies

Litigation and Loss Contingencies

The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. From time to time, the Company is subject to legal proceedings incident to the ordinary course of business, such as intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax and other matters. As of June 30, 2022 and December 31, 2021, the Company is not a party to any legal proceeding that it believes is likely to have a material impact on its business, results of operations, or financial condition.

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

8. Goodwill and Intangible Assets

Goodwill, which is not subject to amortization, totaled $7.0 million as of June 30, 2022 and December 31, 2021. The Company completed a qualitative analysis during the fourth quarter of 2021. Based on the qualitative analyses performed, the Company determined that it was not more likely than not that goodwill was impaired and therefore determined that a quantitative analysis was not required. The Company did not recognize any goodwill impairment during the three and six months ended June 30, 2022.

Intangible assets consist of developed technology and customer relationships. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

As of June 30, 2022 and December 31, 2021, the carrying values of intangible assets are as follows (in thousands):

	June 30, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value
Developed technology	$1,300	$(312)	$988
Customer relationships	200	(144)	56
Intangible assets, net	$1,500	$(456)	$1,044

	December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value
Developed technology	$1,300	$(96)	$1,204
Customer relationships	200	(44)	156
Intangible assets, net	$1,500	$(140)	$1,360

As of June 30, 2022, developed technology and customer relationships have remaining useful lives of 2.3 years and 0.3 year, respectively. Amortization expense of intangible assets for the three and six months ended June 30, 2022 was $0.1 million and $0.3 million, respectively. The Company did not recognize any intangible asset impairment losses during the three and six months ended June 30, 2022.

As of June 30, 2022, the Company estimates future amortization expense of intangible assets as follows (in thousands):

2022 (remaining six months)	$273
2023	433
2024	338
2025 and thereafter	—
Total amortization expense	$1,044

9. Leases

The Company leases its facilities for office space under non-cancelable operating leases with contractual lease periods expiring between 2022 and 2025. The Company has no finance leases as of June 30, 2022.

The components of operating lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Operating lease cost	$1,004	$2,014
Variable lease cost	102	164
Short term lease cost	3	5
Total operating lease cost	$1,109	$2,183

Rent expense was $1.0 million and $2.0 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, operating leases had a weighted average remaining lease term of 2.0 years and a weighted average discount rate of 3.0%.

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended
June 30, 2022
Cash paid for operating leases	$3,516
New operating lease assets obtained in exchange for operating lease liabilities	$307

Future maturities of lease liabilities as of June 30, 2022 were as follows (in thousands):

Operating Leases
2022 (remaining six months)	$2,570
2023	6,206
2024	2,933
2025	95
2026 and thereafter	—
Total undiscounted lease payments	11,804
Less: imputed interest	(345)
Total lease liabilities	11,459
Less: current lease liabilities	5,403
Total non-current lease liabilities	$6,056

Prior to the adoption of ASC 842, future minimum payments for noncancellable operating leases as of December 31, 2021 were as follows (in thousands):

2022	$6,045
2023	6,105
2024	2,830
2025	41
Total minimum lease payments	$15,021

10. Common Stock

Common stock reserved for future issuance was as follows as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
2011 Stock Option and Grant Plan:
Options issued and outstanding	5,175,800	5,866,190
RSUs issued and outstanding	906,247	1,259,734
2021 Stock Option and Grant Plan:
Options issued and outstanding	37,027	35,571
RSUs issued and outstanding	7,541,629	3,176,885
Shares available for future grants	6,454,256	6,967,044
2021 Employee Stock Purchase Plan	2,680,017	2,000,000
Total shares of common stock reserved for future issuance	22,794,976	19,305,424

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

2021 Stock Option and Incentive Plan

In connection with the Company’s IPO, the Company adopted the 2021 Stock Option and Incentive Plan, or the 2021 Plan, in January 2021. The 2021 Plan replaced the 2011 Plan, as the Company’s board of directors determined not to make additional awards under the 2011 Plan following the completion of the Company’s IPO. The Company initially reserved 10,000,000 shares of Class A common stock for the issuance of awards under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022, by 5% of the number of outstanding shares of Class A and Class B common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee.

Options issued under the 2021 Plan are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the grant date as determined by the board of directors. Options granted to new hired employees typically vest with respect to 25% of the shares on the first Company established vest date after the first anniversary of the employee’s date of hire, and ratably each quarter over the ensuing 12-quarter period. Options have a maximum term of ten years. RSUs granted under the 2021 Plan are subject to terms and conditions as determined by the Company’s compensation committee, which may include the achievement of certain performance goals and/or continued employment with us through a specified vesting period. RSUs granted to newly hired employees typically vest 25% on the first Company established vest date after the first anniversary of the employee’s date of hire and ratably each quarter over the ensuing 12-quarter period. The maximum term for RSUs granted under the Plan will not exceed seven years from the date of grant.

Employee Stock Purchase Plan

In connection with the Company’s IPO, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP) in January 2021. Under the ESPP, the Company will make offerings to its employees to purchase shares under the ESPP. The Company initially reserved 2,000,000 shares of Class A common stock for issuance under the ESPP. The reserve will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (1) 1% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the preceding fiscal year, (2) 3,000,000 shares of Class A common stock, and (3) a number of shares determined by the Company's compensation committee. Offering periods are generally six months long and begin on June 4th and December 4th of each year, except for the initial offering period. The Company's initial offering period under the ESPP began on January 1, 2022 and ended on June 3, 2022. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company's Class A common stock on the first trading day of the offering period or on the date of purchase.

As of June 30, 2022, the total unrecognized stock-based compensation cost related to ESPP outstanding was $0.3 million, to be recognized over a weighted-average period of 0.4 year.

Option to Purchase Common Stock

The following table summarizes option activity for the six months ended June 30, 2022:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Balances at December 31, 2021	5,901,761	$5.82	5.6	$67,787
Granted	1,456	35.01
Exercised	(655,413)	2.79
Forfeited and cancelled	(34,977)	10.35
Balances at June 30, 2022	5,212,827	$6.18	5.4	$25,798
Vested and expected to vest as of June 30, 2022	5,212,827	$6.18	5.4	$25,798
Vested and exercisable as of June 30, 2022	4,724,421	$5.50	5.3	$25,308

The stock price per share that was used to determine the aggregate intrinsic value of outstanding stock options as of June 30, 2022 and December 31, 2021 was $10.11 and $17.03, respectively. As of June 30, 2022, the stock price per share that was used to determine both the vested and expected to vest options and vested and exercisable options was $10.11.

The fair value of stock options granted during the three and six months ended June 30, 2022 was $17.16 each. The total intrinsic value of options exercised during the three and six months ended June 30, 2022 was $1.1 million and $7.1 million, respectively.

As of June 30, 2022, the total unrecognized stock-based compensation cost related to unvested options outstanding was $3.1 million, to be recognized over a weighted-average period of 1.0 year.

Restricted Stock Units

RSUs granted prior to the IPO under the 2011 Plan had both time-based service and performance-based vesting conditions. Upon the effectiveness of the IPO, the performance-based vesting condition was satisfied, and therefore, the Company recognized a one-time cumulative stock-based compensation expense of $15.6 million using the accelerated attribution method for the portion of the awards for which the service-based vesting condition has been fully or partially satisfied. Upon the IPO, shares were issued to satisfy the vesting of RSUs with a performance condition. RSUs granted after the IPO under the 2021 Plan generally vest upon the satisfaction of a time-based service condition.

The following table summarizes RSU activity for the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2021	4,436,619	$26.80
Granted	4,815,011	12.56
Vested	(401,631)	28.64
Forfeited and cancelled	(402,123)	24.19
Nonvested as of June 30, 2022	8,447,876	$18.71

As of June 30, 2022, the total unrecognized stock-based compensation expense related to unvested RSUs was $130.9 million, which will be recognized over a weighted-average period of 3.1 years.

Stock-Based Compensation

The assumptions used to determine the fair value of the stock options and ESPP purchase rights granted for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected dividend yield	—	—	—	—
Expected volatility	51.7% - 84.1%	—	51.7% - 84.1%	52.1%
Risk-free rate	1.1% - 1.7%	—	0.2% - 1.7%	0.5%
Expected term (in years)	0.5 - 6.0	—	0.4 - 6.0	5.5

Stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operations and support	$1,308	$834	$2,348	$3,052
Research and development	5,427	3,096	9,933	13,737
Marketing	1,546	1,039	2,924	4,328
General and administrative	3,795	3,134	5,606	11,127
Total	$12,076	$8,103	$20,811	$32,244

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(22,879)	$(2,548)	$(36,901)	$(76,689)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	78,210	75,709	77,895	69,219
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.03)	$(0.47)	$(1.11)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the dates indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RSUs	8,448	2,681	8,448	2,681
Stock options	5,213	6,919	5,213	6,919
ESPP	94	—	94	—
Total	13,755	9,600	13,755	9,600

13. Income Taxes

The following table summarizes the Company’s effective tax rate for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss before income taxes	$(22,750)	$(2,508)	$(36,640)	$(76,509)
Provision for income taxes	129	40	261	180
Effective tax rate	(0.57)%	(1.59)%	(0.71)%	(0.24)%

The tax expense for the three and six months ended June 30, 2022 was primarily attributable to pre-tax foreign earnings. The tax expense for the three and six months ended June 30, 2021 was primarily attributable to pre-tax foreign earnings.

The Company’s effective tax rate for all periods presented differs from the U.S. statutory tax rate primarily due to valuation allowance recorded against domestic losses and the tax rate differences between the United States and foreign countries.

The Company has a full valuation allowance on its U.S. federal and state deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of June 30, 2022 and December 31, 2021, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets.

14. Subsequent Event

In August 2022, the Company granted 791,395 RSUs with a grant date fair value of $11.19 per share. The RSUs are subject to service-based vesting conditions, which are generally satisfied over two to four years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and our Annual Report on Form 10-K filed with the SEC on March 30, 2022. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. See the discussion under “Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q for more information. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and particularly in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the SEC. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period. The unaudited condensed consolidated interim financial statements for the quarter and six months ended June 30, 2021 have been revised to correct prior period errors as discussed in Note 3 “Revision of Prior Periods' Financial Statement” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revisions.

Overview

We are a social marketplace that combines the human connection of a physical shopping experience with the scale, reach, ease, and selection benefits of eCommerce. In doing so, we bring the power of community to buying and selling online. We created Poshmark in 2011 to make buying and selling simple, social, and fun. Pairing technology with the inherent human desire to socialize, our marketplace creates passion and personal connections among users. We dynamically curate our marketplace into lifestyle categories that our users love, including apparel, accessories, footwear, home, beauty, and pets. Powered by our proprietary technology, our social marketplace is purpose-built to enable simple transactions, seamless logistics, and an engaging experience at scale. As of June 30, 2022, we had 8.0 million Active Buyers.

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

In the three months ended June 30, 2022 and 2021, we had revenue of $89.1 million and $81.6 million, respectively, representing a 9% growth rate. In the three months ended June 30, 2022, we generated a net loss of $22.9 million compared to a net loss of $2.5 million in the three months ended June 30, 2021.

Key Factors Affecting Our Performance

Growth and Retention of Users. We focus on attracting new users and retaining existing users. New users and the social and transactional activities they contribute help keep existing users more active, increasing their lifetime value over time. Users engage in many ways on our social marketplace: they connect, they browse, they buy, and they sell. The positive relationship between new users and existing users illustrates the network effects of our marketplace. As of June 30, 2022, we had 8.0 million Active Buyers.

User Engagement. The engagement of our community has fueled strong growth in our business, supported by attractive unit economics and efficient user acquisition. We believe that cultivating a robust network of users over the longer-term is crucial to bolstering broader community engagement, growing social interactions, and increasing gross merchandise value (GMV). Users can engage on our marketplace in a variety of activities that range from shopping and social interactions to buying and selling. The continuous increase in users, social interactions, and listings has led to steady activations of buyers and sellers across cohorts, resulting in increasing GMV for these cohorts.

Investments in Growing Our User Community. We have invested substantially in marketing to grow our user community and drive further awareness of our brand. These investments have enabled us to grow our base of new users, buyers, and sellers while continuing to retain buyers and sellers, resulting in strong growth of our GMV and revenue. Marketing expenses represented 50% and 40% of revenue in the three months ended June 30, 2022 and 2021, respectively. We intend to manage our marketing spend to balance growth and profitability. While we have seen fluctuations and uncertainty in user acquisition costs, partially due to Apple's recent policy change that limits the ability of advertisers to collect user data, we will continue to invest in user acquisition and retention while the underlying user unit economics indicate the return on investment is strong.

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

Impact of the COVID-19 Pandemic. The COVID-19 pandemic has impacted our business to date and may continue to impact our business in ways that remain unpredictable. In early 2020, the COVID-19 pandemic impacted our business and operations, in which we experienced lower year-over-year GMV growth for the quarter ended March 31, 2020. We have since seen our GMV growth rebound as buyer and seller activity resumed, but such trends may not continue and could be reversed. While COVID-related restrictions have eased throughout 2021 and 2022, there remains substantial uncertainty about the pandemic’s impact on the global economy, e-commerce, and global macroeconomic conditions that impact consumer spending. In particular, as federal and state governmental aid programs initiated in connection with the pandemic are reduced or terminated, and as inflationary pressures rise, consumer discretionary spending would likely decrease, which would have a negative impact on our business.

As of June 30, 2022, we have begun opening our offices in accordance with local guidelines and regulations, though a remote work model remains largely in place. Future developments, such as new virus variants, actions to contain the pandemic or treat its impact, or a resurgence of offline shopping demand could adversely affect our business, results of operations, liquidity, and financial condition in future periods. The conditions caused by the pandemic are still evolving and we will continue to evaluate the potential impact of the pandemic on our business. See the section titled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 30, 2022 for further discussion of the possible impact of the COVID-19 pandemic on our business, operations and financial condition.

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

Components of Results of Operations

Net Revenue

We generate revenue from sellers for fees earned when they sell items they have listed on our social marketplace to buyers (20% of the final price for sales $15 and over, or a flat rate of $2.95 for sales under $15). The buyer also pays a shipping label fee as part of their order. On some orders, the shipping label fee exceeds our shipping label cost, which we record as revenue. For each of the three and six months ended June 30, 2022, this revenue was 4% of our total net revenue. For each of the three and six months ended June 30, 2021, this revenue was 4% of our total net revenue. Our revenue is recognized when we satisfy our performance obligations. We report both revenue from buyers and revenue from sellers based upon the net amount earned, which is reduced by certain buyer and seller incentives.

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

Results of Operations

The following tables set forth our condensed consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net revenue	$89,103	$81,616	$180,002	$162,343
Costs and expenses (1):
Cost of net revenue, exclusive of depreciation and amortization	14,969	12,746	30,000	25,716
Operations and support	15,904	12,969	31,257	27,863
Research and development	18,212	12,449	34,268	31,249
Marketing	44,146	32,574	86,993	67,823
General and administrative	17,772	12,436	32,808	30,588
Depreciation and amortization	1,013	846	2,033	1,636
Total costs and expenses	112,016	84,020	217,359	184,875
Loss from operations	(22,913)	(2,404)	(37,357)	(22,532)
Interest income	508	38	559	124
Other (expense) income, net
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	—	(2,816)
Change in fair value of the convertible notes	—	—	—	(49,481)
Loss on extinguishment of the convertible notes	—	—	—	(1,620)
Change in fair value of contingent consideration	(4)	—	433	—
Other, net	(341)	(142)	(275)	(184)
	(345)	(142)	158	(54,101)
Loss before provision for income taxes	(22,750)	(2,508)	(36,640)	(76,509)
Provision for income taxes	129	40	261	180
Net loss attributable to common stockholders	$(22,879)	$(2,548)	$(36,901)	$(76,689)
(1)
Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operations and support	$1,308	$834	$2,348	$3,052
Research and development	5,427	3,096	9,933	13,737
Marketing	1,546	1,039	2,924	4,328
General and administrative	3,795	3,134	5,606	11,127
Total	$12,076	$8,103	$20,811	$32,244

Comparison of Three and Six Months Ended June 30, 2022 and 2021

Net Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Net revenue	$89,103	$81,616	$7,487	9%	$180,002	$162,343	$17,659	11%

Net revenue increased $7.5 million for the three months ended June 30, 2022 compared to the same period in 2021, and $17.7 million for the six months ended June 30, 2022 compared to the same period in 2021. This growth was primarily due to an increase in the volume of GMV on our marketplace to a total of $0.5 billion, an increase of 8%. The increase in GMV was substantially driven by the increase in Active Buyers on the platform to 8.0 million for the trailing 12 months ended June 30, 2022, a 14% increase compared to the same period in 2021.

Cost of Net Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Cost of net revenue	$14,969	$12,746	$2,223	17%	$30,000	$25,716	$4,284	17%
Percentage of revenue	17%	16%			17%	16%

Cost of net revenue increased $2.2 million for three months ended June 30, 2022 compared to the same period in 2021. The increase was driven by a $1.1 million increase in costs related to overall volume increases on our marketplace, including increased credit card processing fees and associated expense, and a $1.1 million increase in data hosting costs to support the increased usage of our platform and upgrades we made to our systems which were required to support our growth.

Cost of net revenue increased $4.3 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was driven by an increase in data hosting costs of $2.2 million to support the increased usage of our platform and upgrades we made to our systems which were required to support our growth, and a $2.1 million increase in costs related to overall volume increases on our marketplace, including increased credit card processing fees and associated expenses.

Operations and Support

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Operations and support	$15,904	$12,969	$2,935	23%	$31,257	$27,863	$3,394	12%
Percentage of revenue	18%	16%			17%	17%

Operations and support expense increased $2.9 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by the combined effect from a $1.6 million increase in customer service and support personnel costs, a $0.6 million increase in net shipping costs as a result of our growth, and a $0.4 million increase in credits and incentives issued to users for the purposes of dispute resolution.

Operations and support expense increased $3.4 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by the combined effect from a $1.5 million increase in customer service and support personnel costs, a $1.0 million increase in net shipping costs as a result of our growth, and a $0.6 million increase in credits and incentives issued to users for the purposes of dispute resolution.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Research and development	$18,212	$12,449	$5,763	46%	$34,268	$31,249	$3,019	10%
Percentage of revenue	20%	15%			19%	19%

Research and development expense increased $5.8 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to a $5.4 million increase in engineering personnel costs to support the growth of our business as we launch new innovations and improve functionality on our platform, and a $0.2 million increase in development-related services.

Research and development expense increased $3.0 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to a $2.3 million increase in engineering personnel costs required to support the growth of our business as we launch new innovations and improve functionality on our platform, and a $0.5 million increase in development-related services.

Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Marketing	$44,146	$32,574	$11,572	36%	$86,993	$67,823	$19,170	28%
Percentage of revenue	50%	40%			48%	42%

Marketing expense increased $11.6 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to a $9.7 million increase in spending on marketing programs, including increased spending on television ad campaigns and digital marketing, and a $1.9 million increase in marketing personnel costs to support the growth of our business.

Marketing expense increased $19.2 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to a $17.9 million in spending on marketing programs, including increased spending on television ad campaigns and digital marketing, and a $1.3 million increase in marketing personnel costs to support the growth of our business.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
General and administrative	$17,772	$12,436	$5,336	43%	$32,808	$30,588	$2,220	7%
Percentage of revenue	20%	15%			18%	19%

General and administrative expense increased $5.3 million for the three months ended June 30, 2022 compared to the same period in 2021. This increase was primarily driven by a $3.0 million increase in personnel costs, a $1.4 million increase in legal and consulting fees required to support our public company transition, and increased IT and facilities services fees of $0.5 million to support the growth of our business.

General and administrative expense increased $2.2 million for the six months ended June 30, 2022 compared to the same period in 2021. This increase was primarily driven by a $2.4 million increase in legal and consulting fees required to support our public company transition, increased IT and facilities services fees of $0.8 million to support the growth of our business, and increased insurance costs of $0.2 million required as a result of becoming a public company. These increases were partially offset by a $1.3 million decrease in personnel costs attributable to a one-time cumulative stock-based compensation recognized due to the satisfaction of the performance-based vesting condition for our outstanding RSUs upon the effectiveness of our IPO in January 2021.

Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Depreciation and amortization	$1,013	$846	$167	20%	$2,033	$1,636	$397	24%
Percentage of revenue	1%	1%			1%	1%

Depreciation and amortization expense increased for the three and six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by an increase in amortization of intangible assets, with no comparable activity in the same period in 2021.

Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Interest income	$508	$38	$470	1,237%	$559	$124	$435	351%
Percentage of revenue	1%	0%			0%	0%

Interest income increased for the three and six months ended June 30, 2022 compared to the same period in 2021, primarily driven by higher interest earned from our cash equivalents.

Other (Expense) Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Other (expense) income, net	$(345)	$(142)	$(203)	143%	$158	$(54,101)	$54,259	(100)%
Percentage of revenue	(0)%	(0)%			0%	(33)%

Other (expense) income, net increased for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to fluctuation in foreign exchange rates. Other (expense) income, net decreased $54.3 million for the six months ended June 30, 2022 compared to the same period in 2020. The decrease was primarily due to a change in fair value of the convertible notes, and the change in fair value of the redeemable convertible preferred stock warrant liability, with no comparable activity in the same period in 2022.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Provision for income taxes	$129	$40	$89	223%	$261	$180	$81	45%
Percentage of revenue	0%	0%			0%	0%

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

GMV

($ in millions)

Our GMV grew 8% from $449.6 million in the three months ended June 30, 2021 to $483.5 million in the three months ended June 30, 2022. Our quarterly GMV has increased year-over-year for the past eighteen quarters. We have continued to add users and enhance our social marketplace with various initiatives and product updates, including the expansion of our partnership with Affirm to bring shoppers more payment flexibility through Affirm's Adaptive Checkout, rollout of Adyen as a new payments provider in Canada, and release of Closet QR Codes that allows users to easily share their closets in-person.

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

Adjusted EBITDA. We define Adjusted EBITDA as net (loss) income attributable to common stockholders, excluding depreciation and amortization, stock-based compensation expense, interest income, other income (expense), net, change in accrued sales tax, provision (benefit) for income taxes, and undistributed earnings attributable to participating securities. Adjusted EBITDA is a key performance measure used by our management and board of directors to assess our operating performance and the operating leverage in our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude in Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making. See “Reconciliation of Non-GAAP Financial Measures” for more information and for a reconciliation of net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Adjusted EBITDA

($ in millions)

GAAP and Non-GAAP Financial Measures

We also review the following GAAP and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net Loss	$(22,879)	$(2,548)	$(36,901)	$(76,689)
Net Loss Margin(1)	(26)%	(3)%	(21)%	(47)%
Adjusted EBITDA	$(9,824)	$6,545	$(14,513)	$11,348
Adjusted EBITDA Margin(2)	(11)%	8%	(8)%	7%
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

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net loss attributable to common stockholders	$(22,879)	$(2,548)	$(36,901)	$(76,689)
Adjusted to exclude the following:
Depreciation and amortization	1,013	846	2,033	1,636
Stock-based compensation	12,076	8,103	20,811	32,244
Interest income	(508)	(38)	(559)	(124)
Other expense (income), net	345	142	(158)	54,101
Provision for income taxes	129	40	261	180
Adjusted EBITDA	$(9,824)	$6,545	$(14,513)	$11,348

Liquidity and Capital Resources

As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents of $581.2 million. Cash equivalents consisted of institutional money market funds, and cash in transit from third-party credit card providers that we receive within approximately three to five business days from the date of the underlying transaction.

As of June 30, 2022, our cash and cash equivalents held by our foreign subsidiaries were not material.

Since our inception, we have most often generated negative cash flows from operations and as of June 30, 2022, we had an accumulated deficit of $258.7 million, and we have financed our operations primarily through private sales of equity securities, payments received through our platform, and the issuance of convertible debt. Upon the closing of our IPO in January 2021, we received net proceeds of $292.3 million after deducting underwriting discounts and commissions and offering expenses. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through the issuance of debt, equity, and equity-linked arrangements.

Condensed Consolidated Statements of Cash Flows Data

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(2,699)	$25,874
Investing activities	(777)	19,151
Financing activities	2,706	293,266
Effect of foreign exchange rate changes on cash and cash equivalents	385	25
Net (decrease) increase in cash and cash equivalents	$(385)	$338,316

Cash Flows from Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $2.7 million which consisted of a net loss of $36.9 million, adjusted by non-cash charges of $24.5 million and net cash inflows from the change in net operating assets and liabilities of $9.7 million. The non-cash charges were primarily comprised of stock-based compensation of $20.8 million, and depreciation and amortization of $2.0 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $9.5 million increase in our accounts payable attributable to the timing of payments, and a $4.1 million increase in accrued expenses and other liabilities, partially offset by a $3.5 million decrease in operating lease liabilities.

For the six months ended June 30, 2021, net cash provided by operating activities was $25.9 million, which consisted of a net loss of $76.7 million, adjusted by non-cash charges of $88.0 million and net cash inflows from the change in net operating assets and liabilities of $14.6 million. The non-cash charges were primarily comprised of the change in fair value of convertible notes of $51.1 million, stock-based compensation of $32.2 million, change in fair value of redeemable convertible preferred stock warrant liability of $2.8 million, and depreciation and amortization of $1.6 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $10.0 million increase in our funds payable to customers as a result of our growth, a $2.8 million increase in our accounts payable attributable to the timing of payments, and a $1.4 million increase in prepaid expenses and other assets.

Cash Flows from Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities of $0.8 million, was attributable to the purchase of property and equipment.

For the six months ended June 30, 2021, net cash provided by investing activities of $19.2 million, was mainly attributable to the proceeds from the maturities of marketable securities.

Cash Flows from Financing Activities

For the six months ended June 30, 2022, cash provided by financing activities was $2.7 million, which consisted of proceeds from the exercise of stock options and our employee stock purchase plan.

For the six months ended June 30, 2021, cash provided by financing activities was $293.3 million, which consisted primarily of net proceeds from our IPO.

Concentration of Credit Risk

We are subject to concentration of credit risk principally from cash and cash equivalents. We reduce credit risk by placing our cash and cash equivalents with major financial institutions with high credit ratings. No customer accounted for 10% or more of our net revenue for the three and six months ended June 30, 2022 and 2021.

Contractual Obligations and Commitments

As of June 30, 2022, there were no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Interest Rate Risk

As of June 30, 2022, we had cash and cash equivalents of $581.2 million, which consisted primarily of cash held in one high-credit quality financial institution within the United States, cash in transit from third-party credit card providers, and institutional money market funds, which each carry a degree of interest rate risk. Changes in interest rates affect the interest income we earn on our cash and cash equivalents, and the fair value of our cash equivalents. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio as of June 30, 2022.

Foreign Currency Exchange Risk

Our revenue is denominated in U.S. dollars. Our expenses are primarily denominated in U.S. dollars, except for our non-U.S. operations, which are denominated in the local currency. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates. To date, these fluctuations have not been material. As exchange rates vary, our operating loss may differ from expectations. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results as of June 30, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as described in Item 9A. “Controls and Procedures–Management’s Annual Report on Internal Control Over Financial Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Remediation Plan to Address Material Weakness

Our management is taking steps to enhance our internal control over financial reporting and remediate the material weakness identified during the year ended December 31, 2021 related to the completeness and accuracy of third-party data used to calculate and record chargebacks. During the quarter ended March 31, 2022, we made progress in our remediation of the material weakness noted above by designing new procedures to obtain completeness and accuracy of third-party data used to calculate and record chargebacks. To assess our remediation progress, during the second quarter of 2022, we initiated testing of the implementation of our redesigned process. These controls will not be deemed effective until performed effectively for the year ended December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk affecting our business are discussed in the sections titled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022 (our 2021 10-K) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 13, 2022 (our Q1 2022 10-Q). There have been no material changes to our risk factors as disclosed in our 2021 10-K and our Q1 2022 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from our IPO

The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-251427), which was declared effective by the SEC on January 13, 2021. Pursuant to such registration statement, we issued and sold an aggregate of 7,590,000 shares of our common stock at a price of $42.00 per share for aggregate cash proceeds of $292.3 million, net of underwriting discounts and commissions and offering costs, which includes the full exercise by the underwriters of their option to purchase additional shares of common stock. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on January 14, 2021 pursuant to Rule 424(b) under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*†	Amended and Restated Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Poshmark, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

† Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poshmark, Inc.

Date: August 15, 2022	By:	/s/ Manish Chandra
Manish Chandra
Co-Founder, President, Chief Executive Officer, and Chairman of the Board

Date: August 15, 2022	By:	/s/ Rodrigo Brumana
Rodrigo Brumana
Chief Financial Officer