Form 10-Q
period 2022-09-30
Poshmark, Inc.
filed 2022-11-10
CIK 1825480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 54,626,374, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 24,592,080.

Poshmark, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our proposed acquisition by NAVER Corporation, including our expectations regarding the timing and completion thereof;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Poshmark, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares data)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$588,816	$581,538
Prepaid expenses and other current assets	8,267	9,737
Total current assets	597,083	591,275
Property and equipment, net	6,249	7,376
Operating lease right-of-use assets	6,739	—
Intangible assets, net	885	1,360
Goodwill	7,012	7,012
Other assets	1,629	1,650
Total assets	$619,597	$608,673
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,516	$1,595
Funds payable to customers	153,212	145,290
Operating lease liabilities, current	5,918	—
Accrued expenses and other current liabilities	47,585	40,922
Total current liabilities	219,231	187,807
Operating lease liabilities, non-current	4,518	—
Long-term portion of deferred rent and other liabilities	—	3,247
Total liabilities	223,749	191,054
Commitments and Contingencies (Note 6)
Stockholders’ equity
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A and Class B common stock, $0.0001 par value; 5,000,000,000 Class A shares authorized as of September 30, 2022 and December 31, 2021; 54,472,825 and 52,503,819 Class A shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; 700,000,000 Class B shares authorized as of September 30, 2022 and December 31, 2021; 24,623,085 and 24,777,228 Class B shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	679,710	641,974
Treasury stock, at cost (50,595 shares at September 30, 2022 and December 31, 2021)	(2,651)	(2,651)
Accumulated deficit	(282,276)	(221,835)
Accumulated other comprehensive income	1,057	123
Total stockholders’ equity	395,848	417,619
Total liabilities and stockholders’ equity	$619,597	$608,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$88,428	$79,463	$268,430	$241,806
Costs and expenses:
Cost of net revenue, exclusive of depreciation and amortization	14,915	12,082	44,915	37,798
Operations and support	15,513	13,199	46,770	41,062
Research and development	18,189	12,325	52,457	43,574
Marketing	42,613	36,198	129,606	104,021
General and administrative	20,473	11,729	53,281	42,317
Depreciation and amortization	1,000	827	3,033	2,463
Total costs and expenses	112,703	86,360	330,062	271,235
Loss from operations	(24,275)	(6,897)	(61,632)	(29,429)
Interest income	1,586	77	2,145	201
Other expense, net
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	—	(2,816)
Change in fair value of the convertible notes	—	—	—	(49,481)
Loss on extinguishment of the convertible notes	—	—	—	(1,620)
Change in fair value of contingent consideration	(37)	—	396	—
Foreign exchange loss, net	(694)	(36)	(969)	(220)
	(731)	(36)	(573)	(54,137)
Loss before provision for income taxes	(23,420)	(6,856)	(60,060)	(83,365)
Provision for income taxes	120	—	381	180
Net loss	$(23,540)	$(6,856)	$(60,441)	$(83,545)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.09)	$(0.77)	$(1.17)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	78,682	76,479	78,160	71,639

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(23,540)	$(6,856)	$(60,441)	$(83,545)
Other comprehensive income:
Reclassification upon extinguishment of the fair value of the convertible notes related to instrument-specific credit risk to statement of operations	—	—	—	1,620
Change in foreign currency translation adjustment	550	70	934	95
Change in unrealized gains on marketable securities, net of tax	—	(1)	—	(1)
Total other comprehensive income	550	69	934	1,714
Comprehensive loss	$(22,990)	$(6,787)	$(59,507)	$(81,831)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Poshmark, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2021	75,917,867	$8	$622,673	$(2,651)	$(200,195)	$71	$419,906
Issuance of common stock upon vesting of restricted stock units	193,724	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	787,045	—	2,580	—	—	—	2,580
Stock-based compensation	—	—	6,718	—	—	—	6,718
Other comprehensive income	—	—	—	—	—	69	69
Net loss	—	—	—	—	(6,856)	—	(6,856)
Balance as of September 30, 2021	76,898,636	$8	$631,971	$(2,651)	$(207,051)	$140	$422,417

	For the Three Months Ended September 30, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	78,431,389	$8	$665,595	$(2,651)	$(258,736)	$507	$404,723
Issuance of common stock upon vesting of restricted stock units	479,309	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and employee stock purchase plan	185,212	—	517	—	—	—	517
Stock-based compensation	—	—	13,598	—	—	—	13,598
Other comprehensive income	—	—	—	—	—	550	550
Net loss	—	—	—	—	(23,540)	—	(23,540)
Balance as of September 30, 2022	79,095,910	$8	$679,710	$(2,651)	$(282,276)	$1,057	$395,848

The accompanying notes are an integral part of the condensed consolidated financial statements

Poshmark, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

	For the Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	52,286,631	$156,175	13,093,065	$1	$28,300	$—	$(123,506)	$(1,574)	$(96,779)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(52,286,631)	(156,175)	52,286,631	6	156,169	—	—	—	156,175
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	—	—	7,590,000	1	292,234	—	—	—	292,235
Conversion of convertible notes to common stock upon initial public offering	—	—	1,400,560	—	104,902	—	—	—	104,902
Exercise of common stock warrants	—	—	85,583	—	100	—	—	—	100
Reclassification of warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	6,310	—	—	—	6,310
Issuance of common stock upon vesting of restricted stock units	—	—	760,185	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(50,595)	—	—	(2,651)	—	—	(2,651)
Issuance of common stock upon exercise of stock options	—	—	1,733,207	—	4,705	—	—	—	4,705
Stock-based compensation	—	—	—	—	39,251	—	—	—	39,251
Other comprehensive income	—	—	—	—	—	—	—	1,714	1,714
Net loss	—	—	—	—	—	—	(83,545)	—	(83,545)
Balance as of September 30, 2021	—	$—	76,898,636	$8	$631,971	$(2,651)	$(207,051)	$140	$422,417

	For the Nine Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	77,281,047	$8	$641,974	$(2,651)	$(221,835)	$123	$417,619
Issuance of common stock upon vesting of restricted stock units	—	—	880,940	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and employee stock purchase plan	—	—	933,923	—	3,223	—	—	—	3,223
Stock-based compensation	—	—	—	—	34,513	—	—	—	34,513
Other comprehensive income	—	—	—	—	—	—	—	934	934
Net loss	—	—	—	—	—	—	(60,441)	—	(60,441)
Balance as of September 30, 2022	—	$—	79,095,910	$8	$679,710	$(2,651)	$(282,276)	$1,057	$395,848

The accompanying notes are an integral part of the condensed consolidated financial statements

Poshmark, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(60,441)	$(83,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,033	2,463
Stock-based compensation	34,285	38,912
Reduction in the carrying amount of right-of-use assets	2,756	—
Change in fair value of redeemable convertible preferred stock warrant liability	—	2,816
Change in fair value of the convertible notes	—	49,481
Loss on extinguishment of the convertible notes	—	1,620
Change in fair value of contingent consideration	(396)	—
Accretion of discounts and amortization of premiums on marketable securities, net	—	237
Other	362	4
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,491	2,302
Accounts payable	10,921	(1,697)
Funds payable to customers	7,922	19,231
Accrued expenses and other liabilities	9,119	2,142
Operating lease liabilities	(4,621)	—
Net cash provided by operating activities	4,431	33,966
Cash flows from investing activities
Purchases of property and equipment	(1,311)	(1,580)
Maturities of marketable securities	—	26,000
Net cash (used in) provided by investing activities	(1,311)	24,420
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions and offering costs	—	293,692
Proceeds from issuance of redeemable convertible preferred stock warrants	—	100
Tax withholding related to vesting of restricted stock units	—	(2,651)
Proceeds from exercise of stock options and employee stock purchase plan	3,223	4,705
Net cash provided by financing activities	3,223	295,846
Effect of foreign exchange rate changes on cash and cash equivalents	935	95
Net increase in cash and cash equivalents	7,278	354,327
Cash and cash equivalents
Beginning of period	581,538	238,902
End of period	$588,816	$593,229
Supplemental cash flow data
Cash paid for income taxes	$337	$320
Stock-based compensation capitalized to internal use software	228	339
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	—	182
Conversion of convertible notes upon initial public offering	—	104,902
Conversion of redeemable convertible preferred stock upon initial public offering	—	156,175
Reclassification of preferred stock warrant liability upon initial public offering	—	6,310

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

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred cumulative net losses. The Company generated net loss of $23.5 million for the three months ended September 30, 2022. The Company had an accumulated deficit of $282.3 million as of September 30, 2022. The Company has historically financed its operations primarily through the issuance and sale of redeemable convertible preferred stock and through the issuance of convertible debt. While the Company believes that its current cash and cash equivalents are adequate to meet its needs for a one-year period from the date these condensed consolidated financial statements are issued, the Company may need to borrow funds or raise additional equity to achieve its longer-term business objectives.

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

Merger Agreement

On October 3, 2022, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), by and among the Company, NAVER Corporation, a public corporation organized under the laws of the Republic of Korea (Parent or Naver), Proton Parent, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Proton Parent), and Proton Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Proton Parent (Merger Sub), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger (the Merger) as an indirect subsidiary of Naver. As a result of the Merger, each share of the Company’s Class A common stock and Class B common stock (together, the Company Common Stock) outstanding immediately prior to the effective time of the Merger (subject to certain exceptions set forth in the Merger Agreement) will, at the effective time, automatically be canceled and converted into the right to receive $17.90 in cash, without interest and subject to applicable withholding taxes. If the Merger is consummated, the Company’s Class A common stock will be delisted from the Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) as well as the instructions to Form 10-Q and the rules and regulations of the U.S. SEC for interim financial information. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2022 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K (2021 Annual Report) for the year ended December 31, 2021, filed with the SEC on March 30, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reduction to net revenue	$2,478	$2,491	$8,478	$7,152
Operations and support	1,706	1,687	5,562	5,171
Marketing	2,708	2,274	7,927	6,140
	$6,892	$6,452	$21,967	$18,463

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

No customer accounted for 10% or more of the Company’s net revenue for the three and nine months ended September 30, 2022 and 2021.

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

Accordingly, in connection with the filing of this Quarterly Report on Form 10-Q, the Company has revised the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, Changes in Stockholders’ (Deficit) Equity, and Cash Flows for the three and nine months ended September 30, 2021, and the related notes to revise for those errors.

The following table presents the effect of the correction of the misstatements and the resulting revision on the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net revenue	$79,650	$(187)	$79,463
Marketing	36,385	(187)	36,198
General and administrative	12,070	(341)	11,729
Total costs and expenses	86,888	(528)	86,360
Loss from operations	(7,238)	341	(6,897)
Loss before provision for income taxes	(7,197)	341	(6,856)
Net loss	(7,197)	341	(6,856)
Comprehensive loss	(7,128)	341	(6,787)

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Net revenue	$242,363	$(557)	$241,806
Marketing	104,578	(557)	104,021
General and administrative	43,706	(1,389)	42,317
Total costs and expenses	273,181	(1,946)	271,235
Loss from operations	(30,818)	1,389	(29,429)
Loss before (benefit) provision for income taxes	(84,754)	1,389	(83,365)
(Benefit) provision for income taxes	(30)	210	180
Net loss	(84,724)	1,179	(83,545)
Comprehensive loss	(83,010)	1,179	(81,831)
Net loss per share attributable to common stockholders, basic and diluted	$(1.18)	$0.01	$(1.17)

The following table presents the effect of the correction of the misstatements on the Condensed Consolidated Statements of Changes in Stockholders' (Deficit) Equity (in thousands):

	As Previously Reported	Adjustments	As Revised
As of January 1, 2021
Accumulated deficit	$(126,509)	$3,003	$(123,506)
Total stockholders' deficit	(99,782)	3,003	(96,779)
As of and for the three months ended September 30, 2021
Net loss attributable to common stockholders	(7,197)	341	(6,856)
Accumulated deficit	(211,233)	4,182	(207,051)
Total stockholders' equity	418,235	4,182	422,417
As of and for the nine months ended September 30, 2021
Net loss attributable to common stockholders	(84,724)	1,179	(83,545)
Accumulated deficit	(211,233)	4,182	(207,051)
Total stockholders' equity	418,235	4,182	422,417

The following table presents the effect of the correction of the misstatements on the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Revised
Net loss	$(84,724)	$1,179	$(83,545)
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	2,188	(46)	2,142
Net cash provided by operating activities	32,833	1,133	33,966
Cash and cash equivalents:
Beginning of year	235,834	3,068	238,902
End of year	589,028	4,201	593,229

4. Supplemental Financial Statement Information

Cash Equivalents

The following tables summarize the cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value of the cash equivalents as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Cash equivalents(1)
Money market funds	$311,342	$—	$—	$311,342
Total	$311,342	$—	$—	$311,342

(1)
Included in cash and cash equivalents on the consolidated balance sheet as of September 30, 2022.

	December 31, 2021
	Cost or Amortized	Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Cash equivalents(1)
Money market funds	$309,283	$—	$—	$309,283
Total	$309,283	$—	$—	$309,283

(1)
Included in cash and cash equivalents on the consolidated balance sheet as of December 31, 2021.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Computer equipment and software	$2,332	$1,937
Developed website and software	6,856	5,876
Furniture and fixtures	1,438	1,433
Leasehold improvements and incentives	7,287	7,287
Total property and equipment, gross	17,913	16,533
Less accumulated depreciation and amortization	(11,664)	(9,157)
Property and equipment, net	$6,249	$7,376

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Accrued advertising	$9,966	$10,176
Accrued sales tax	9,679	8,090
Accrued compensation and benefits	10,785	8,369
Accrued shipping	3,300	2,125
Accrued professional services	2,770	1,321
Contingent consideration	1,223	1,619
Other accrued and other current liabilities	9,862	9,222
Accrued expenses and other current liabilities	$47,585	$40,922

5. Fair Value Measurements

The following tables set forth the financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$311,342	$—	$—	$311,342
Total	$311,342	$—	$—	$311,342
Liabilities
Contingent consideration(2)	$—	$—	$1,223	$1,223
Total	$—	$—	$1,223	$1,223
(1)
Included in cash and cash equivalents on the condensed consolidated balance sheet as of September 30, 2022.
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

The following table represents the change in the contingent consideration (in thousands):

Level 3
Balance as of December 31, 2021	$1,619
Change in fair value	(396)
Balance as of September 30, 2022	$1,223

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for any of the periods presented.

6. Commitments and Contingencies

Litigation and Loss Contingencies

The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. From time to time, the Company is subject to legal proceedings incident to the ordinary course of business, such as intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax and other matters. As of September 30, 2022 and December 31, 2021, the Company is not a party to any legal proceeding that it believes is likely to have a material impact on its business, results of operations, or financial condition.

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

8. Goodwill and Intangible Assets

Goodwill, which is not subject to amortization, totaled $7.0 million as of September 30, 2022 and December 31, 2021. The Company completed a qualitative analysis during the fourth quarter of 2021. Based on the qualitative analyses performed, the Company determined that it was not more likely than not that goodwill was impaired and therefore determined that a quantitative analysis was not required. The Company did not recognize any goodwill impairment during the three and nine months ended September 30, 2022.

Intangible assets consist of developed technology and customer relationships. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

As of September 30, 2022 and December 31, 2021, the carrying values of intangible assets are as follows (in thousands):

	September 30, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value
Developed technology	$1,300	$(421)	$879
Customer relationships	200	(194)	6
Intangible assets, net	$1,500	$(615)	$885

	December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value
Developed technology	$1,300	$(96)	$1,204
Customer relationships	200	(44)	156
Intangible assets, net	$1,500	$(140)	$1,360

As of September 30, 2022, developed technology and customer relationships have remaining useful lives of 2.0 years and less than a month, respectively. Amortization expense of intangible assets for the three and nine months ended September 30, 2022 was $0.2 million and $0.5 million, respectively. The Company did not recognize any intangible asset impairment losses during the three and nine months ended September 30, 2022.

As of September 30, 2022, the Company estimates future amortization expense of intangible assets as follows (in thousands):

2022 (remaining three months)	$114
2023	433
2024	338
Total amortization expense	$885

9. Leases

The Company leases its facilities for office space under non-cancelable operating leases with contractual lease periods expiring between 2022 and 2025. The Company has no finance leases as of September 30, 2022.

The components of operating lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Operating lease cost	$1,005	$3,019
Variable lease cost	102	266
Short-term lease cost	3	8
Total operating lease cost	$1,110	$3,293

Rent expense was $1.0 million and $3.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, operating leases had a weighted average remaining lease term of 1.7 years and a weighted average discount rate of 2.9%.

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended
September 30, 2022
Cash paid for operating leases	$4,621
New operating lease assets obtained in exchange for operating lease liabilities	$307

Future maturities of lease liabilities as of September 30, 2022 were as follows (in thousands):

Operating Leases
2022 (remaining three months)	$1,494
2023	6,193
2024	2,922
2025	90
Total undiscounted lease payments	10,699
Less: imputed interest	(263)
Total lease liabilities	10,436
Less: current lease liabilities	5,918
Total non-current lease liabilities	$4,518

Prior to the adoption of ASC 842, future minimum payments for noncancellable operating leases as of December 31, 2021 were as follows (in thousands):

2022	$6,045
2023	6,105
2024	2,830
2025	41
Total minimum lease payments	$15,021

10. Common Stock

Common stock reserved for future issuance was as follows as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
2011 Stock Option and Grant Plan:
Options issued and outstanding	4,978,618	5,866,190
RSUs issued and outstanding	788,390	1,259,734
2021 Stock Option and Grant Plan:
Options issued and outstanding	37,027	35,571
RSUs issued and outstanding	7,613,272	3,176,885
Shares available for future grants	6,033,131	6,967,044
2021 Employee Stock Purchase Plan	2,680,017	2,000,000
Total shares of common stock reserved for future issuance	22,130,455	19,305,424

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

Employee Stock Purchase Plan

In connection with the Company’s IPO, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP) in January 2021. Under the ESPP, the Company will make offerings to its employees to purchase shares under the ESPP. The Company initially reserved 2,000,000 shares of Class A common stock for issuance under the ESPP. The reserve will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (1) 1% of the total number of shares of Class A and Class B common stock outstanding on December 31st of the preceding fiscal year, (2) 3,000,000 shares of Class A common stock, and (3) a number of shares determined by the Company's compensation committee. Offering periods are generally six months long and begin on June 4th and December 4th of each year, except for the initial offering period. The Company's initial offering period under the ESPP began on January 1, 2022 and ended on June 3, 2022. At the end of each offering period, eligible employees are able to purchase shares at 85% of the lower of the fair market value of the Company's Class A common stock on the first trading day of the offering period or on the date of purchase. Pursuant to the terms of the Merger Agreement, the purchase date for the current offering under the ESPP will be the earlier of (i) December 2, 2022 or (ii) no later than three business days immediately preceding the closing date of the Merger (such date, the “ESPP Termination Date”). There will be no new offering periods after the end of the current offering period and the Company’s ESPP will terminate as of the ESPP Termination Date.

As of September 30, 2022, the total unrecognized stock-based compensation cost related to ESPP outstanding was $0.2 million, to be recognized in the fourth quarter of 2022.

Option to Purchase Common Stock

The following table summarizes option activity for the nine months ended September 30, 2022:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Balances at December 31, 2021	5,901,761	$5.82	5.6	$67,787
Granted	1,456	35.01
Exercised	(840,625)	2.79
Forfeited and cancelled	(46,947)	11.17
Balances at September 30, 2022	5,015,645	$6.28	5.3	$49,027
Vested and expected to vest as of September 30, 2022	5,015,645	$6.28	5.3	$49,027
Vested and exercisable as of September 30, 2022	4,706,192	$5.77	5.1	$47,935

The stock price per share that was used to determine the aggregate intrinsic value of outstanding stock options as of September 30, 2022 and December 31, 2021 was $15.67 and $17.03, respectively. As of September 30, 2022, the stock price per share that was used to determine both the vested and expected to vest options and vested and exercisable options was $15.67.

There were no stock options granted during the three months ended September 30, 2022. The fair value of stock options granted during the nine months ended September 30, 2022 was $17.16 each. The total intrinsic value of options exercised during the three and nine months ended September 30, 2022 was $1.8 million and $8.9 million, respectively.

As of September 30, 2022, the total unrecognized stock-based compensation cost related to unvested options outstanding was $1.9 million, to be recognized over a weighted-average period of 0.9 year.

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

The following table summarizes RSU activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2021	4,436,619	$26.80
Granted	5,606,406	12.37
Vested	(880,940)	23.48
Forfeited and cancelled	(760,423)	23.25
Nonvested as of September 30, 2022	8,401,662	$17.83

As of September 30, 2022, the total unrecognized stock-based compensation expense related to unvested RSUs was $119.6 million, which will be recognized over a weighted-average period of 2.9 years.

Stock-Based Compensation

The assumptions used to determine the fair value of the stock options and ESPP purchase rights granted for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected dividend yield	—	—	—	—
Expected volatility	—	51.7%	51.7% - 84.1%	52.0%
Risk-free rate	—	1.1%	0.2% - 1.7%	0.6%
Expected term (in years)	—	6.0	0.4 - 6.0	5.6

Stock-based compensation expense is recorded in the condensed consolidated statements of operations as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operations and support	$1,558	$758	$3,906	$3,810
Research and development	5,732	3,145	15,665	16,882
Marketing	1,942	969	4,866	5,297
General and administrative	4,242	1,796	9,848	12,923
Total	$13,474	$6,668	$34,285	$38,912

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(23,540)	$(6,856)	$(60,441)	$(83,545)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	78,682	76,479	78,160	71,639
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.09)	$(0.77)	$(1.17)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the dates indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RSUs	8,402	2,444	8,402	2,444
Stock options	5,016	6,105	5,016	6,105
ESPP	60	—	60	—
Total	13,478	8,549	13,478	8,549

13. Income Taxes

The following table summarizes the Company’s effective tax rate for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss before income taxes	$(23,420)	$(6,856)	$(60,060)	$(83,365)
Provision for income taxes	120	—	381	180
Effective tax rate	(0.51)%	0.00%	(0.63)%	(0.22)%

The tax expense for the three and nine months ended September 30, 2022 was primarily attributable to pre-tax foreign earnings. The tax expense for the three and nine months ended September 30, 2021 was primarily attributable to pre-tax foreign earnings.

The Company’s effective tax rate for all periods presented differs from the U.S. statutory tax rate primarily due to valuation allowance recorded against domestic losses and the tax rate differences between the United States and foreign countries.

The Company has a full valuation allowance on its U.S. federal and state deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized through future operations. As a result of the Company’s analysis of all available objective evidence, both positive and negative, as of September 30, 2022 and December 31, 2021, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets.

14. Subsequent Events

On October 3, 2022, the Company entered into the Merger Agreement by and among the Company, Naver, Proton Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as an indirect subsidiary of Naver. As a result of the Merger, each share of Company Common Stock outstanding immediately prior to the effective time of the Merger (subject to certain exceptions set forth in the Merger Agreement) will automatically be canceled and converted into the right to receive $17.90 in cash, without interest and subject to applicable withholding taxes. If the Merger is consummated, the Company’s Class A common stock will be delisted from the Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934.

The Merger, expected to close in the first quarter of 2023, is conditioned upon, the approval of the Merger Agreement by the Company’s stockholders, the expiration of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

In October 2022, the Company granted 317,772 RSUs with a grant date fair value of $17.73 per share. The RSUs are subject to service-based vesting conditions, which are generally satisfied over two to four years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and our Annual Report on Form 10-K filed with the SEC on March 30, 2022. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. See the discussion under “Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q for more information. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and particularly in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the SEC. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period. The unaudited condensed consolidated interim financial statements for the quarter and nine months ended September 30, 2021 have been revised to correct prior period errors as discussed in Note 3 “Revision of Prior Periods' Financial Statement” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revisions.

Overview

We are a social marketplace that combines the human connection of a physical shopping experience with the scale, reach, ease, and selection benefits of eCommerce. In doing so, we bring the power of community to buying and selling online. We created Poshmark in 2011 to make buying and selling simple, social, and fun. Pairing technology with the inherent human desire to socialize, our marketplace creates passion and personal connections among users. We dynamically curate our marketplace into lifestyle categories that our users love, including apparel, accessories, footwear, home, beauty, and pets. Powered by our proprietary technology, our social marketplace is purpose-built to enable simple transactions, seamless logistics, and an engaging experience at scale. As of September 30, 2022, we had 8.2 million Active Buyers.

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

In the three months ended September 30, 2022 and 2021, we had revenue of $88.4 million and $79.5 million, respectively, representing a 11% growth rate. In the three months ended September 30, 2022, we generated a net loss of $23.5 million compared to a net loss of $6.9 million in the three months ended September 30, 2021.

Potential Merger with Naver

On October 3, 2022, we entered into the Merger Agreement, by and among Poshmark, Naver, Proton Parent and Merger Sub, pursuant to which Merger Sub will merge with and into Poshmark, with Poshmark surviving the Merger as an indirect subsidiary of Naver. As a result of the Merger, each share of Company Common Stock outstanding immediately prior to the effective time of the Merger (subject to certain exceptions set forth in the Merger Agreement) will, at the effective time, automatically be canceled and converted into the right to receive $17.90 in cash, without interest and subject to applicable withholding taxes. If the Merger is consummated, our Class A common stock will be delisted from the Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934.

The Merger is conditioned upon, among other things, the approval of the Merger Agreement by our stockholders, the expiration of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and other customary closing condition.

Key Factors Affecting Our Performance

Growth and Retention of Users. We focus on attracting new users and retaining existing users. New users and the social and transactional activities they contribute help keep existing users more active, increasing their lifetime value over time. Users engage in many ways on our social marketplace: they connect, they browse, they buy, and they sell. The positive relationship between new users and existing users illustrates the network effects of our marketplace. As of September 30, 2022, we had 8.2 million Active Buyers.

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

Investments in Growing Our User Community. We have invested substantially in marketing to grow our user community and drive further awareness of our brand. These investments have enabled us to grow our base of new users, buyers, and sellers while continuing to retain buyers and sellers, resulting in strong growth of our GMV and revenue. Marketing expenses represented 48% and 46% of revenue in the three months ended September 30, 2022 and 2021, respectively. We intend to manage our marketing spend to balance growth and profitability. While we have seen fluctuations and uncertainty in user acquisition costs, partially due to Apple's policy change that limits the ability of advertisers to collect user data, we will continue to invest in user acquisition and retention while the underlying user unit economics indicate the return on investment is strong.

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

As of September 30, 2022, we have opened our offices in accordance with local guidelines and regulations, though a remote work model remains largely in place. Future developments, such as new virus variants, actions to contain the pandemic or treat its impact, or a resurgence of offline shopping demand could adversely affect our business, results of operations, liquidity, and financial condition in future periods. The conditions caused by the pandemic are still evolving and we will continue to evaluate the potential impact of the pandemic on our business. See the section titled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 30, 2022 for further discussion of the possible impact of the COVID-19 pandemic on our business, operations and financial condition.

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

Components of Results of Operations

Net Revenue

We generate revenue from sellers for fees earned when they sell items they have listed on our social marketplace to buyers (20% of the final price for sales $15 and over, or a flat rate of $2.95 for sales under $15). The buyer also pays a shipping label fee as part of their order. On some orders, the shipping label fee exceeds our shipping label cost, which we record as revenue. For the three and nine months ended September 30, 2022, this revenue was 5% and 4% of our total net revenue, respectively. For each of the three and nine months ended September 30, 2021, this revenue was 4% of our total net revenue. Our revenue is recognized when we satisfy our performance obligations. We report both revenue from buyers and revenue from sellers based upon the net amount earned, which is reduced by certain buyer and seller incentives.

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

General and Administrative. General and administrative expense consists primarily of employee related costs including stock-based compensation for those employees associated with administrative services such as legal, human resources, information technology, accounting, and finance, and all related costs associated with our facilities, such as rent and office administration. These expenses also include certain third-party consulting services, facilities, IT services, meals and other corporate costs not allocated to other expense categories. As part of the Merger, the Company expects to incur material non-recurring expenses contingent on the deal consummation including banker fees and legal fees.

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

Results of Operations

The following tables set forth our condensed consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net revenue	$88,428	$79,463	$268,430	$241,806
Costs and expenses (1):
Cost of net revenue, exclusive of depreciation and amortization	14,915	12,082	44,915	37,798
Operations and support	15,513	13,199	46,770	41,062
Research and development	18,189	12,325	52,457	43,574
Marketing	42,613	36,198	129,606	104,021
General and administrative	20,473	11,729	53,281	42,317
Depreciation and amortization	1,000	827	3,033	2,463
Total costs and expenses	112,703	86,360	330,062	271,235
Loss from operations	(24,275)	(6,897)	(61,632)	(29,429)
Interest income	1,586	77	2,145	201
Other expense, net
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	—	(2,816)
Change in fair value of the convertible notes	—	—	—	(49,481)
Loss on extinguishment of the convertible notes	—	—	—	(1,620)
Change in fair value of contingent consideration	(37)	—	396	—
Foreign exchange loss, net	(694)	(36)	(969)	(220)
	(731)	(36)	(573)	(54,137)
Loss before provision for income taxes	(23,420)	(6,856)	(60,060)	(83,365)
Provision for income taxes	120	—	381	180
Net loss attributable to common stockholders	$(23,540)	$(6,856)	$(60,441)	$(83,545)
(1)
Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operations and support	$1,558	$758	$3,906	$3,810
Research and development	5,732	3,145	15,665	16,882
Marketing	1,942	969	4,866	5,297
General and administrative	4,242	1,796	9,848	12,923
Total	$13,474	$6,668	$34,285	$38,912

Comparison of Three and Nine Months Ended September 30, 2022 and 2021

Net Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Net revenue	$88,428	$79,463	$8,965	11%	$268,430	$241,806	$26,624	11%

Net revenue increased $9.0 million for the three months ended September 30, 2022 compared to the same period in 2021, and $26.6 million for the nine months ended September 30, 2022 compared to the same period in 2021. This growth was primarily due to an increase in the volume of GMV on our marketplace to a total of $0.5 billion, an increase of 7%. The increase in GMV was substantially driven by the increase in Active Buyers on the platform to 8.2 million for the trailing 12 months ended September 30, 2022, a 13% increase compared to the same period in 2021.

Cost of Net Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Cost of net revenue	$14,915	$12,082	$2,833	23%	$44,915	$37,798	$7,117	19%
Percentage of revenue	17%	15%			17%	16%

Cost of net revenue increased $2.8 million for three months ended September 30, 2022 compared to the same period in 2021. The increase was driven by a $1.7 million increase in costs related to overall volume increases on our marketplace, including increased credit card processing fees and associated expense, and a $1.1 million increase in data hosting costs to support the increased usage of our platform and upgrades we made to our systems which were required to support our growth.

Cost of net revenue increased $7.1 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was driven by an increase in data hosting costs of $3.8 million to support the increased usage of our platform and upgrades we made to our systems which were required to support our growth, and a $3.3 million increase in costs related to overall volume increases on our marketplace, including increased credit card processing fees and associated expenses.

Operations and Support

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Operations and support	$15,513	$13,199	$2,314	18%	$46,770	$41,062	$5,708	14%
Percentage of revenue	18%	17%			17%	17%

Operations and support expense increased $2.3 million for the three months ended September 30, 2022 compared to the same period in 2021, primarily driven by an increase in customer service and support personnel costs.

Operations and support expense increased $5.7 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily driven by the combined effect from a $3.7 million increase in customer service and support personnel costs, a $0.6 million increase in credits and incentives issued to users for the purposes of dispute resolution, and a $0.4 million increase in net shipping costs as a result of our growth.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Research and development	$18,189	$12,325	$5,864	48%	$52,457	$43,574	$8,883	20%
Percentage of revenue	21%	16%			20%	18%

Research and development expense increased $5.9 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $5.5 million increase in engineering personnel costs to support the growth of our business as we launch new innovations and improve functionality on our platform, and a $0.3 million increase in development-related services.

Research and development expense increased $8.9 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $7.8 million increase in engineering personnel costs required to support the growth of our business as we launch new innovations and improve functionality on our platform, and a $0.8 million increase in development-related services.

Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Marketing	$42,613	$36,198	$6,415	18%	$129,606	$104,021	$25,585	25%
Percentage of revenue	48%	46%			48%	43%

Marketing expense increased $6.4 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $3.7 million increase in spending on marketing programs, including increased spending on television ad campaigns and digital marketing, and a $2.7 million increase in marketing personnel costs to support the growth of our business.

Marketing expense increased $25.6 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $21.6 million in spending on marketing programs, including increased spending on television ad campaigns and digital marketing, and a $4.0 million increase in marketing personnel costs to support the growth of our business.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
General and administrative	$20,473	$11,729	$8,744	75%	$53,281	$42,317	$10,964	26%
Percentage of revenue	23%	15%			20%	18%

General and administrative expense increased $8.7 million for the three months ended September 30, 2022 compared to the same period in 2021. This increase was primarily driven by a $4.2 million increase in personnel costs, a $4.1 million increase in legal and consulting fees required to support our public company transition, and increased IT and facilities services fees of $0.4 million to support the growth of our business.

General and administrative expense increased $11.0 million for the nine months ended September 30, 2022 compared to the same period in 2021. This increase was primarily driven by a $6.4 million increase in legal and consulting fees required to support our public company transition, a $2.8 million increase in personnel costs, increased IT and facilities services fees of $1.1 million to support the growth of our business, and increased insurance costs of $0.2 million required as a result of becoming a public company.

Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Depreciation and amortization	$1,000	$827	$173	21%	$3,033	$2,463	$570	23%
Percentage of revenue	1%	1%			1%	1%

Depreciation and amortization expense increased for the three and nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily driven by an increase in amortization of intangible assets, with no comparable activity in the same period in 2021.

Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Interest income	$1,586	$77	$1,509	1,960%	$2,145	$201	$1,944	967%
Percentage of revenue	2%	0%			1%	0%

Interest income increased for the three and nine months ended September 30, 2022 compared to the same period in 2021, primarily driven by higher interest earned from our cash equivalents.

Other Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Other expense, net	$(731)	$(36)	$(695)	1,931%	$(573)	$(54,137)	$53,564	(99)%
Percentage of revenue	(1)%	(0)%			(0)%	(22)%

Other expense, net increased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to fluctuation in foreign exchange rates. Other expense, net decreased $53.6 million for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to a change in fair value of the convertible notes, and the change in fair value of the redeemable convertible preferred stock warrant liability, with no comparable activity in the same period in 2022.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands, except percentages)
Provision for income taxes	$120	$—	$120	NM*	$381	$180	$201	112%
Percentage of revenue	0%	0%			0%	0%

* NM-not meaningful

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

GMV

($ in millions)

Our GMV grew 7% from $442.5 million in the three months ended September 30, 2021 to $475.6 million in the three months ended September 30, 2022. Our quarterly GMV has increased year-over-year for the past nineteen quarters. We have continued to add users and enhance our social marketplace with various initiatives and product updates, including the launch of Posh Shows, our live buying and selling product, the rollout of shipping label QR codes, a printer-less shipping option, addition of Select All, a tool that facilitates the bulk sharing of listings, and release of Scale-to-Fit Photos, a feature that improves the listing experience.

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

Adjusted EBITDA. We define Adjusted EBITDA as net (loss) income attributable to common stockholders, excluding depreciation and amortization, stock-based compensation expense, loss contingency accrual, interest income, other income (expense), net, change in accrued sales tax, provision (benefit) for income taxes, and undistributed earnings attributable to participating securities. Adjusted EBITDA is a key performance measure used by our management and board of directors to assess our operating performance and the operating leverage in our business. We believe that Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the income and expenses that we exclude in Adjusted EBITDA. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making. See “Reconciliation of Non-GAAP Financial Measures” for more information and for a reconciliation of net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Adjusted EBITDA

($ in millions)

GAAP and Non-GAAP Financial Measures

We also review the following GAAP and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net Loss	$(23,540)	$(6,856)	$(60,441)	$(83,545)
Net Loss Margin(1)	(27)%	(9)%	(23)%	(35)%
Adjusted EBITDA	$(8,001)	$598	$(22,514)	$11,946
Adjusted EBITDA Margin(2)	(9)%	1%	(8)%	5%
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

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net loss attributable to common stockholders	$(23,540)	$(6,856)	$(60,441)	$(83,545)
Adjusted to exclude the following:
Depreciation and amortization	1,000	827	3,033	2,463
Stock-based compensation	13,474	6,668	34,285	38,912
Loss contingency accrual	1,800	—	1,800	—
Interest income	(1,586)	(77)	(2,145)	(201)
Other expense, net	731	36	573	54,137
Provision for income taxes	120	—	381	180
Adjusted EBITDA	$(8,001)	$598	$(22,514)	$11,946

Liquidity and Capital Resources

On October 3, 2022, we entered into the Merger Agreement with Naver, Proton Parent and Merger Sub, providing for the acquisition of Poshmark by Naver. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course of business between the execution of the Merger Agreement and the closing of the Merger. Outside of certain limited exceptions, we may not take certain actions without Naver’s consent, including (i) acquiring businesses and disposing of significant assets, (ii) incurring expenditures above specified thresholds, (iii) incurring debt, (iv) issuing additional securities, or (v) repurchasing shares of Company Common Stock. We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements.

As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents of $588.8 million. Cash equivalents consisted of institutional money market funds, and cash in transit from third-party credit card providers that we receive within approximately three to five business days from the date of the underlying transaction.

As of September 30, 2022, our cash and cash equivalents held by our foreign subsidiaries were not material.

Since our inception, we have most often generated negative cash flows from operations and as of September 30, 2022, we had an accumulated deficit of $282.3 million, and we have financed our operations primarily through private sales of equity securities, payments received through our platform, and the issuance of convertible debt. Upon the closing of our IPO in January 2021, we received net proceeds of $292.3 million after deducting underwriting discounts and commissions and offering expenses. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through the issuance of debt, equity, and equity-linked arrangements.

Condensed Consolidated Statements of Cash Flows Data

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$4,431	$33,966
Investing activities	(1,311)	24,420
Financing activities	3,223	295,846
Effect of foreign exchange rate changes on cash and cash equivalents	935	95
Net increase in cash and cash equivalents	$7,278	$354,327

Cash Flows from Operating Activities

For the nine months ended September 30, 2022, net cash provided by operating activities was $4.4 million which consisted of a net loss of $60.4 million, adjusted by non-cash charges of $40.0 million and net cash inflows from the change in net operating assets and liabilities of $24.8 million. The non-cash charges were primarily comprised of stock-based compensation of $34.3 million, and depreciation and amortization of $3.0 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $10.9 million increase in our accounts payable attributable to the timing of payments, a $9.1 million increase in accrued expenses and other liabilities, and a $7.9 million increase in funds payable as a result of our growth, partially offset by a $4.6 million decrease in operating lease liabilities.

For the nine months ended September 30, 2021, net cash provided by operating activities was $34.0 million, which consisted of a net loss of $83.5 million, adjusted by non-cash charges of $95.5 million and net cash inflows from the change in net operating assets and liabilities of $22.0 million. The non-cash charges were primarily comprised of the change in fair value of convertible notes of $51.1 million, stock-based compensation of $38.9 million, change in fair value of redeemable convertible preferred stock warrant liability of $2.8 million, and depreciation and amortization of $2.5 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $19.2 million increase in our funds payable to customers as a result of our growth.

Cash Flows from Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities of $1.3 million, was attributable to the purchase of property and equipment.

For the nine months ended September 30, 2021, net cash provided by investing activities of $24.4 million, was mainly attributable to the proceeds from the maturities of marketable securities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022, cash provided by financing activities was $3.2 million, which consisted of proceeds from the exercise of stock options and our employee stock purchase plan.

For the nine months ended September 30, 2021, cash provided by financing activities was $295.8 million, which consisted primarily of net proceeds from our IPO.

Concentration of Credit Risk

We are subject to concentration of credit risk principally from cash and cash equivalents. We reduce credit risk by placing our cash and cash equivalents with major financial institutions with high credit ratings. No customer accounted for 10% or more of our net revenue for the three and nine months ended September 30, 2022 and 2021.

Contractual Obligations and Commitments

As of September 30, 2022, there were no material changes outside the ordinary course of business to the contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Interest Rate Risk

As of September 30, 2022, we had cash and cash equivalents of $588.8 million, which consisted primarily of cash held in one high-credit quality financial institution within the United States, cash in transit from third-party credit card providers, and institutional money market funds, which each carry a degree of interest rate risk. Changes in interest rates affect the interest income we earn on our cash and cash equivalents, and the fair value of our cash equivalents. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio as of September 30, 2022.

Foreign Currency Exchange Risk

Our revenue is denominated in U.S. dollars. Our expenses are primarily denominated in U.S. dollars, except for our non-U.S. operations, which are denominated in the local currency. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates. To date, these fluctuations have not been material. As exchange rates vary, our operating loss may differ from expectations. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our operating results as of September 30, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as described in Item 9A. “Controls and Procedures–Management’s Annual Report on Internal Control Over Financial Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Remediation Plan to Address Material Weakness

Our management is taking steps to enhance our internal control over financial reporting and remediate the material weakness identified during the year ended December 31, 2021 related to the completeness and accuracy of third-party data used to calculate and record chargebacks. During the first quarter of 2022, we made progress in our remediation of the material weakness noted above by designing new procedures to obtain completeness and accuracy of third-party data used to calculate and record chargebacks. To assess our remediation progress, during the second quarter of 2022, we initiated testing of the implementation of our redesigned process. During the third quarter of 2022, we continued our remediation progress including testing of the implementation of our redesigned controls. These controls will not be deemed effective until performed effectively for the year ended December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk affecting our business are discussed in the sections titled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022 (our 2021 10-K), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 13, 2022 (our Q1 2022 10-Q) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 15, 2022 (our Q2 2022 10-Q). Except as presented below, there have been no material changes to our risk factors as disclosed in our 2021 10-K, our Q1 2022 10-Q and our Q2 2022 10-Q.

Risks Related to Our Potential Merger with Naver

Our Merger with Naver, the pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition, and stock price.

On October 3, 2022, we entered into the Merger Agreement with Naver, Proton Parent and Merger Sub, providing for the acquisition of Poshmark by Naver. Completion of the Merger is subject to the satisfaction of various conditions, including (1) the adoption of the Merger Agreement by stockholders holding a majority of the voting power of the outstanding shares of Company Common Stock entitled to vote, voting together as a single class, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (3) the absence of any order, injunction or law prohibiting the consummation of the Merger, (4) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (5) compliance in all material respects with the other party’s obligations under the Merger Agreement, and (6) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement that is continuing. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including the risks detailed below.

During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, financial condition, operating results and business, including:

•
potential uncertainty in the marketplace, which could lead current and prospective sellers, brands or customers to sell products to or purchase products from other retailers or reduce, delay or cancel selling to or purchasing from us;
•
the possibility of disruption to our business and operations, including diversion of management attention and resources;
•
the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•
the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•
our inability to solicit other acquisition proposals during the pendency of the Merger;
•
the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger; and
•
other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

•
the failure to obtain the approval of the Merger Agreement by our stockholders;
•
the failure to obtain approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
•
potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and
•
the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a Company Material Adverse Effect on our business would permit Naver not to close the Merger.

If the Merger does not close, our business and stockholders would be exposed to additional risks, including:

•
to the extent that the current market price of our Class A common stock reflects an assumption that the Merger will be completed, the price of our Class A common stock could decrease if the Merger is not completed;
•
investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective sellers, brands, customers, service providers, investors and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger; and
•
the requirement that we pay a termination fee of $52,913,000 if the Merger Agreement is terminated in certain circumstances, including (i) by the Company to enter into a superior proposal or (ii) by Naver because (A) the Board changes or withdraws its recommendation in favor of the Merger or (B) the Company or the Board, as applicable, has willfully and materially breached the non-solicitation covenant in the Merger Agreement.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•
the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our Class A common stock;
•
the fact that receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•
the fact that, if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course consistent with past practice, and are restricted from taking certain actions without Naver’s prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of our assets, make investments, repurchase, reclassify or issue securities, modify terms of equity or voting interests, make loans, pay dividends, incur indebtedness, make capital expenditures, enter into or materially modify certain contracts, change accounting policies or procedures, settle litigation, change tax classifications and elections, enter into or materially modify agreements with labor organizations, waive certain employment related restrictions, or take certain actions relating to intellectual property. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, by and among Poshmark, Inc., NAVER Corporation, Proton Parent, Inc., and Proton Merger Sub, Inc., dated October 3, 2022.	8-K	001-39848	2.1	10/4/2022

3.1	Form of Amended and Restated Certificate of Incorporation of Poshmark, Inc., as currently in effect.	S-1	333-251427	3.2	1/6/2022

3.2	Form of Amended and Restated Bylaws of Poshmark, Inc., as currently in effect.	S-1	333-251427	3.4	1/6/2022

10.1†	Form of Voting and Support Agreement, by and among Poshmark, Inc., NAVER Corporation and certain stockholders of Poshmark, Inc.	8-K	001-39848	10.1	10/4/2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

† All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poshmark, Inc.

Date: November 10, 2022	By:	/s/ Manish Chandra
Manish Chandra
Co-Founder, President, Chief Executive Officer, and Chairman of the Board

Date: November 10, 2022	By:	/s/ Rodrigo Brumana
Rodrigo Brumana
Chief Financial Officer